Form 10-Q
period 1999-03-31
ASTIR INC
filed 1999-05-12
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
	of the Securities Exchange Act of 1934

Commission File No.:  000-26045

ASTIR, INC.
(Exact name of registrant as it appears in its charter)

NEVADA						88-0306861
(State or jurisdiction of		(I.R.S. Employer
incorporation or organization)	Identification No.)

4016 N. Tenaya Way, Suite 184
Las Vegas, NV	89129
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code:
702)-768-0555

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No     .

At the end of the quarter ending March 31, 1999 there were 2,500,000 issued and outstanding shares of the registrants common stock. There is no active market for the registrant's securities. Total number of pages, including cover page 4.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	Reference

Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATION.

Results of Operations
The Company has had no operations during this quarter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 2.	Changes in Securities
None

Item 3.	Default Upon Senior Securities
None

Item 4.	Submission of matters To a Vote of Security Holders
None

Item 5.	Other Information.
None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	The following documents are filed as part of this report:

		(1)	Financial Statements as of March 31, 1999 as
prepared by the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Astir, Inc.


Dated: May 11, 1999			By: /S/ Jorge Melgar
						Jorge Melgar, President


ASTIR, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS							PAGE

INDEPENDENT AUDITORS' REPORT					1

FINANCIAL STATEMENTS
BALANCE SHEET							2
STATEMENT OF OPERATIONS						3
STATEMENT OF STOCKHOLDERS' EQUITY				4
STATEMENT OF CASH FLOWS						5
NOTES TO FINANCIAL STATEMENTS					6-7


KURT D. SALIGER
Certified Public Accountant
INDEPENDENT AUDITORS' REPORT


Board of Directors
Astir, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Astir, Inc. (a development stage company), as of December 31, 1998, and March 31, 1999; and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at December 31, 1998 and March 31, 1999 the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kurt D. Saliger C.P.A.
May 03, 1999

/
/S/ Kurt D. Saliger
Kurt D. Saliger
Certified Public Accountant


ASTIR
(A Development Stage Company)
BALANCE SHEET


March 31,
1999
December
31, 1998
ASSETS


CURRENT ASSETS:


Cash
$800
$900



TOTAL CURRENT ASSETS
$ 800
$900

TOTAL ASSETS
$800
$900

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:


Officers Advances
$7,265
$7,265
TOTAL CURRENT LIABILITIES
$7,265
$7,265
LONG-TERM DEBT
$0
$0
STOCKHOLDERS' EQUITY:


Preferred stock, par value, $.001 authorized
50,000,000 shares issued and outstanding at
December 31, 1998 and outstanding at March
31, 1999 2,500,000 shares
$2,500
$2,500
Additional paid in Capital
$0
$0
Deficit Accumulated During Development
($8,965)
($8,865)
TOTAL STOCKHOLDERS' EQUITY
($6,465)
($6,365)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$800
$900
See accompanying notes to financial statements & audit report

ASTIR, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS


Jan 1, 1999
to March
31, 1999
Jan. 1, 1998
to December
31,1998
Sept. 21,
1993
(inception)
to March
31, 1999
INCOME:



Revenue
$ 0
$ 0
$ 0
TOTAL INCOME
$0
$0
$0
EXPENSES



General, Selling and
Administrative
$ 100
$6,365
$8,965
TOTAL EXPENSES
$100
$6,365
$8,965
Net Profit/Loss(-)
($100)
($6,365)
($8,965)
Net Profit/Loss(-) per
share
($0.0000)
($0.0025)
($0.0036)
Average number of common
shares outstanding
2,500,000
2,500,000
2,500,000

See accompanying notes to financial statements & audit report


ASTIR, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


Common
Shares
Stock
Amount
Additional
paid-in
capital
Accumulated
Deficit
Balance, December
31, 1997
2,500,000
$2,500
0
($2,500)
Net Income/ Loss
year ended December
31, 1998



$(6,365)
Balance, December
31, 1998
2,500,000
$2,500
$0
($8,865)





Net (loss) three
months ended March
31, 1999



($100)
Balance March 31,
1999
2,500,000
$2,500
$0
($8,965)





See accompanying notes to financial statements & audit report


ASTIR, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS


Jan. 1, 1999
to March 31,
1999
Jan.1, 1998
to December
31, 1998
Sept. 21,
1993
(inception)
to March 31,
1999
Cash Flows from Operating
Activities:



Net Loss
($100)
($6,365)
($8,965)
Adjustment to reconcile
net loss to net cash
provided by operating
activities:



Increase in officers
advances
$0
$7,265
$7,265
Net Cash provided by
operations
($100)
$900
($1,700)
Cash flows from investing
activities
$0
$0
$0
Cash Flows from financing
activities



Issue Common Stock
$0
$0
$2,500
Net increase in cash
($100)
$900
$800
Cash, Beginning of Period
$900
$0
$0
Cash, Ending of Period
$800
$900
$800
See accompanying notes to financial statements & audit report


ASTIR, INC.
A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 1998 AND March, 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized September 21, 1993, under laws of the State of Nevada. The company currently has no operations and, in accordance SFAS #7, is considered a development stage company.

On October 20, 1993 the Company issued 2,500,000 shares of $0.001 par value common stock for $2,500 in cash.

On July 22, 1998 the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000. The par value of the common stock was unchanged at $0.001 per share.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES
Accounting Method

The Company has not determined its accounting policies and procedures, except as follows:

The Company uses the accrual method of accounting.
Earnings or loss per share is calculated using the number of shares of common stock outstanding as of the balance sheet date.
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3-GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital to keep the Company operating.

NOTE 4-Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5-RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and are not reflected. The officers and directors of the Company are involved in other business opportunities and may, in the future, become involved in another business opportunity. If a specific business opportunity becomes available, such persons may face a conflict in the selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6-OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the company has advanced funds on behalf of the Company to pay for costs incurred by it.
These funds are interest free.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astir, Inc.


Dated: May 11, 1999			By: /S/  Jorge Melgar
						Jorge Melgar, President

B:\10FINAL.10K