Form 10-Q
period 1999-06-30
ASTIR INC
filed 1999-08-31
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:  33-18385-LA

ASTIR, INC.
(Exact name of registrant as it appears in its charter)

NEVADA                                     88-0306861
(State or jurisdiction of                  (I.R.S. Employer
incorporation or organization)             Identification No.)

4016 N. Tenaya Way, Suite 184, Las Vegas, NV      89129
(Address of Principal Executive Office) (Zip Code)

Registrant's telephone number, including area code:   (702)-768-0555

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes            No

At the end of the quarter ending June 30, 1999 there were 2,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

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

Financial Statements as of June 30, 1999 as prepared by the Company

ASTIR, INC.
FINANCIAL STATEMENTS
CONTENTS

                                                       Page
Independent Auditor's Report                             1

Finacial Statements

   Balance Sheet                                         2
   Statement of Operations                               3
   Statement of Changes in Stocholder's Equity           4
   Statement of Cash Flows                               5
   Notes to Financials                                   6-7

Board of Directors
Astir, Inc.
Las Vegas, Nevada

KURT D. SALIGER, CPA
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

Member Nevada Society
of Certified Public Accountants

I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of June 30, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present. fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at June 30, 1999 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kurt D. Saliger, C.P.A.
Kurt D. Saliger C.P.A.
July 28, 1999
5000 W. Oakey, Suite A-4, Las Vegas, Nevada 89146
Phone: (702) 367-1988 Fax: (702) 870-8388

                         ASTIR, INC.
                (A Development Stage Company)
                        Balance Sheet
                        June 30, 1999


ASSETS
CURRNET ASSETS

       Cash                                       $  400.00

       TOTAL CURRENT ASSETS                          400.00

TOTAL ASSETS                                      $  400.00


LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
       Officers Advances                          $7,265.00

   TOTAL CURRENT LIABILITIES                      $7,265.00

LONG-TERM DEBT                                    $   -0-

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value
  authorized 50,000,000 shares issued
  and outstanding at June 30, 1999
  2,500,000 shares                               $2,500.00

  Additional Paid In Capital                     $    -0-



  Deficit Accumulated During
  Development Stage                             ($9,365.00)

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          ($6,865.00)


See accompanying notes to financial statements.

                                 ASTIR, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                     Jan. 1, 1999         Sept. 21, 1993
                                     to June 30, 1999     (inception)
                                                          to June 30, 1999
INCOME

   Revenue                            $    -0-             $     -0-
   TOTAL INCOME                       $    -0-             $     -0-

EXPENSES

  General and
  Administrative                      $    500.00          $ 9,365.00

TOTAL EXPENSES                        $    500.00          $ 9,635.00

     NET PROFIT (LOSS)               ($    500.00)        ($ 9,635.00)

      NET PROFIT (LOSS)
      PER SHARE                      ($    0.0002)        ($   0.0039)

     AVERAGE NUMBER OF
     SHARES OF COMMON
     STOCK OUTSTANDING                  2,500,000           2,500,000


See accompanying notes to financial statements.

                            ASTIR, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          June 30, 1999

                       Common Stock                           (Deficit)
                                                               Accumulated
                        Number                  Additional     During
                        of                      Paid In        Development
                        Shares       Amount     Capital        Stage

Balance
December 31, 1997       2,500,000    $2,500      $  -0-         ($2,500)

Net (loss) year ended
December 31, 1998                                               ($6,365)

Balance
December 31, 1998       2,500,000    $2,500     $   -0-         ($8,865)



Net (loss) six months
ended June 30, 1999                                            ($  500)

Balance
June 30, 1999          2,500,000    $2,500     $    -0-        ($9,365)



See accompanying notes to financial statements.

                               ASTIR, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS

                                  January 1, 1999       Sept. 21, 1993
                                  to June 30, 1999      (inception) to
                                                        June 30, 1999

CASH FLOWS FROM
OPERATING ACTIVITIES

   Net (Loss)                      ($  500.00)          ($9,635.00)
   Adjustment to
   reconcile net (loss) to
   net cash provided by
   operating activities:

   Increase in officers
     advances                      $     -0-            $7,265.00

   Net cash provided by
     operations                   ($  500.00)          ($2,370.00)

CASH FLOWS FROM
INVESTING ACTIVITIES               $     -0-            $     -0-

CASH FLOWS FROM
FINANCING ACTIVITIES
   Issue common stock              $     -0-            $2,500.00

   Net increase in cash            $  500.00            $  800.00

Cash, Beginning of Period          $  900.00            $     -0-

Cash, Ending of Period             $  400.00            $  800.00



See accompanying notes to fiancial statements.

                                  ASTIR, INC.
                         (A Development Stage Company)
                         NOTES'TO FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized in September 21, 1993 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with SFAS V, is considered a development stage company. On October 20, 1993 the Company issued 2,500,000 shares of $0.001 par value common stock for $2,500 in cash. on July 22, 1998 the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000 common shares. The par value of the common stock was unchanged at $0.001 per share.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The Company has not determined its accounting policies and procedures, except as follows:

(A)  The Company uses the accrual method of accounting.

(B) Earnings or loss per share is calculated using the number of shares of common stock outstanding as of the balance sheet date.

(C) The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern. However, the Company has no current source of revenue. Without realization of acyitional capital, it would be unlikely for the Company to contirl&e as a going concern. It is management's plan to seek additional capital to keep the Company operating.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                              ASTIR, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real or personal property. office services are provided without charge by a director. Such costs are immaterial to the financial statements and are not reflected. The officers and directors of the Company are involved in other business opportunities and may, in the future, become involved in another business opportunity. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for costs incurred by A These funds are interest free.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Astir, Inc.


Dated: May 15, 1999              By: /s/ Jorge Melgar, President
                                     Jorge Melgar, President