Form 10-Q
period 1999-09-30
ASTIR INC
filed 2000-03-01
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION

Washingtion, D.C.  20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.:  33-18385-LA

ASTIR, INC.
  (Exact name of registrant as is appears in its charter)

NEVADA                                       88-0306861
(State of jurisdiction of                    (I.R.S.  Employer
incorporation or organization)               Identification No.)

8100 W. Sahara, 2nd Floor, Las Vegas, Nevada  89117
(Address of Principal Executive Office)  (Zip Code)

Registrant's telephone number, including area code:   (702)-732-2253

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securties Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes         No

At the end of the quarter ending September 30th, 1999 there were 2,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.


PART II.  OTHER INFORMATION

Item  1.   Legal Proceedings.
None

Item  2.   Changes in Securities
None

Item  3.   Default Upon Senior Securities
None

Item  4.   Submission of matters to a Vote of Security Holders
None

Item  5.   Other Information
None

Item  6.   Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

Financial Statements as of            as prepared by the
Company






                           ASTIR, INC.
                        FINANCIAL STATEMENTS
                         SEPTEMBER 30,1999








                           ASTIR, INC.
                        FINANCIAL STATEMENTS
                            CONTENTS



                                                          Page
                                                         -------
Independent Auditor's Report                                1

Financial Statements
Balance Sheet                                               2

Statement of Operations                                     3

Statement of Changes in Stockholder's Equity                4

Statement of Cash Flows                                     5

Notes to Financial Statements                               6-7


                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Astir, Inc.
Las Vegas, NV

     I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of September 30, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibilty is to express an opinion on these financials statements based on my audits.
     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at September 30, 1999 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company has had no operations and has no established source of revenue. This raises substancial doubt about its possiblity to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kurt D. Saliger C.P.A.
February 25, 2000


                    ASTIR, INC.
             (A Development Stage Company)
                   BALANCE SHEET
                September 30, 1999

                    ASSETTS
CURRENT ASSETTS                                $315
     Cash                                      _____
     TOTAL CURRENT ASSETTS                     $315

     TOTAL ASSETTS                             $315

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances                         $7,265
                                               _______
     TOTAL CURRENT LIABILITIES                 $7,265
LONG-TERM DEBT                                     $0
STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value
     authorized 50,000,000 shares issued
     and outstanding at September 30, 1999
     2,500,000 shares                          $2,500

     Additional Paid In Capital                    $0

     Deficit Accumulated During Development
     Stage                                    ($9,450)
                                              ___________
     TOTAL STOCKHOLDERS' EQUITY               ($6,950)
                                              ___________
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY            $315
                                              __________

See accompanying notes to financial statements.


                    ASTIR, INC.
               (A Development Stage Company)
                 STATEMENTS AND OPERATIONS

                                       Jan. 1,            Sept.21, 1993
                                       1999 to             (inception)
                                      Septemeber           to September
                                       30,1999               30, 1999
INCOME
     Revenue                             $0                    $0
                                      _________                _______
     TOTAL INCOME                        $0                    $0

EXPENSES
     General and
         Administrative                  $585                  $9,450
                                      __________               _______
     TOTAL EXPENSES                      $585                  $9,450
     NET PROFIT (LOSS)                  ($585)                ($9,450)
                                      __________               _______

     NET PROFIT (LOSS)
     PER SHARE                       ($0.0002)               ($0.0039)
                                      __________               _______

     AVERAGE NUMBER OF
     SHARES OF COMMON
     STOCK OUTSTANDING                2,500,000              2,500,000


See accompanying notes to financial statements.


                   ASTIR, INC.
           (A Development Stage Company)
     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             September 30, 1999


                       Common Stock                  (Deficit)
                      ______________                Accumulated
                 Number                 Additional     During
                   of                    Paid in    Development
                 Shares     Amount       Capital       Stage
               _________   ________     ___________  ___________
Balance December
   31, 1997     2,500,000    $2,500           $0       ($2,500)

Net (loss) year ended
December 31, 1999                                      ($6,365)
                _________  _________     __________    __________
Balance December
   31, 1998     2,500,000    $2,500           $0       ($8,865)



Net (loss) nine months
ended September 30, 1999                                 ($585)
                 ________  __________     __________    _________

Balance September
     30, 1999    2,500,000    $2,500           $0        ($9,450)
                 _________  _________     __________     _________

     See accompanying notes to financial statements.



                  ASTIR, INC.
           (A Development Stage Company)
              STATEMENT OF CASH FLOWS

                                               Jan. 1,     Sept. 21, 1993
                                               1999 to       (inception)
                                              Sept. 30, to  September
                                                1999          30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                 ($585)         ($9,450)
     Adjustment to reconcile net
     (loss) to net cash provided
     by operating activities:

     Increase in officers advance                  $0           $7,265
                                                 _______        ________
     Net cash provided by
             operations                          ($585)         ($2,185)


CASH FLOWS FROM INVESTING ACTIVITIES               $0              $0
CASH FLOWS FROM INVESTING ACTIVITIES
        Issue common stock                         $0             $2,500
                                                  _______        ________
        Net increase in cash                     ($585)            $315

        Cash, Beginning of Period                 $900              $0
                                                  _______         ________
        Cash, Ending of Period                    $315             $315

NOTE 1 - HISTORY  AND ORGANIZATION OF THE COMPANY

     The Company was organized in September 21, 1993 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.
     On October 20, 1993 the Company issued 2,500,000 shares of $0.001 par value of the common stock for $2,500 in cash.
     On July 22, 1998 the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000 common shares. The par value of the common stock was unchanged at $0.001 per share.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     The Company has not yet determined its accounting poicies and procedures, except as follows:

       A.)  The Company uses the accrual method of accounting.
       B.) Earnings or loss per share is calculated using the number of shares of common stock outstanding as if the balance sheet date.
       C.) The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company neither owns or leases any real or personal property. Officer services are provided without charge by a director. Such costa are immaterial to the financial statements and are not reflected. The officers and directors of the Company are involved in other business opportunities and may, in the future, become involved in another business opportunity. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for costs incurred by it. These funds are interest free.