Form 10QSB
period 2000-03-31
ASTIR INC
filed 2000-05-17
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 00-26045

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

Securities registered pursuant to Section 12 (b) of the Act:

Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.	Yes 			No

At the end of the quarter ending March 31, 2000 there were 2,500,000 issued and outstanding shares of the registrants common stock.
There is no active market for the registrant's securities.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.
Results of Operations
The Company has had no operations during this quarter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following documents are filed as part of this report:
Financial Statements as of March 31, 2000 as prepared by an independent auditor

Board of Directors

Astir, Inc.
Las Vegas, Nevada

KURT D. SALIGER, CPA.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT



ASTIR, INC.
FINANCIAL STATEMENTS
MARCH 31, 2000


ASTIR, INC.
FINANCIAL STATEMENTS
CONTENTS

                                                    Page
Independent Auditor's Report                         1
Financial Statements
   Balance Sheet                                     2
   Statement of Operations                           3
   Statement of Changes in Stockholder's Equity      4
   Statement of Cash Flows                           5
   Notes to Financial Statements                   6-7

Kurt D. Saliger, CPA
5000 W. Oakey, Suite A-4
Las Vegas, NV 89146
(702) 367-1988


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2000
                    ASSETS
CURRENT ASSETS
  Cash                                       $315
                                             -----
  TOTAL CURRENT ASSETS                       $315

  TOTAL ASSETS                               $315
                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Officers Advances                          $7,265
                                             ------
  TOTAL CURRENT LIABILITIES                  $7,265

LONG-TERM DEBT                                 $0

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value
  authorized 50,000,000 shares issued
  and outstanding at March 31, 2000
  2,500,000                                  $2,500

  Additional Paid in Capital                   $0

  Deficit Accumulated During Development     $(9,450)
                                             --------
  TOTAL STOCKHOLDERS' EQUITY                 $(6,950)

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $315
                                             =========


See accompanying notes to financial statements.

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                     JAN. 1,               SEPT. 21, 1993
                                     2000 TO               (INCEPTION)
                                     MARCH 31,             TO MARCH 31,
                                     2000                  2000
                                     ---------             ---------------
INCOME
      Revenue                        $0                    $0
                                     ---------             ---------------
      TOTAL INCOME                   $0                    $0


EXPENSES
      General and
        Administrative               $0                    $9,450
                                     ---------             ---------------
      TOTAL EXPENSES                 $0                    $9,450
                                     ---------             ---------------
      NET PROFIT (LOSS)              $0                    $9,450
                                     =========             ===============

      NET PROFIT (LOSS)
      PER SHARE                      $0                    $(0.0039)
                                     =========             ===============

      AVERAGE NUMBER OF
      SHARES OF COMMON
      STOCK OUTSTANDING              2,500,000             2,500,000
                                     =========             ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 2000


                           COMMON STOCK                        (DEFICIT)
                           ------------                       ACCUMULATED
                      NUMBER                 ADDITIONAL         DURING
                       OF                    PAID IN          DEVELOPMENT
                      SHARES       AMOUNT    CAPITAL             STAGE
                      --------    -------    ----------       -----------
 BALANCE DECEMBER
  31, 1997            2,500,000   $2,500     $0               ($2,500)

 NET (LOSS) YEAR ENDED
  DECEMBER 31, 1998                                           ($6,365)
                      ---------   -------    ----------       -----------
 BALANCE DECEMBER
  31, 1998            2,500,000   $2,500     $0               ($8,865)

 NET (LOSS) YEAR ENDED
  DECEMBER 31, 1999                                           ($585)
                      ---------   -------    ----------       ------------
 BALANCE DECEMBER
  31, 1999            2,500,000   $2,500     $0               ($9,450)


 NET (LOSS) THREE MONTHS
  ENDED MARCH 31, 2000                                        $0
                      ---------   -------    -----------      -------------
 BALANCE MARCH
  31, 2000            2,500,000   $2,500     $0               ($9,450)
                      =========   =======    ============     =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                     JAN. 1                SEPT. 21, 1993
                                     2000 TO               (INCEPTION)
                                     MARCH                 TO MARCH
                                     31, 2000              31, 2000

                                     -----------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET (LOSS)                         $0                    ($9,450)
  ADJUSTMENTS TO RECONCILE NET
  (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

  INCREASE IN OFFICERS ADVANCES      $0                    $7,265
                                     -----------           ---------------
  NET CASH PROVIDED BY OPERATIONS    $0                    ($2,185)
                                     -----------           ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES   $0                     $0
  CASH FLOWS FROM FINANCING ACTIVITIES
    Issue common stock                   $0                   $2,500
                                     -----------           ---------------

Net increase in cash                     $0                   $315

Cash, Beginning of Period                $315                 $0
                                     -----------           ---------------
Cash, Ending of Period                   $315                 $0
                                     ===========           ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 1- HISTORY AND ORGANIZATION OF THE COMPANY

THE COMPANY WAS ORGANIZED IN SEPTEMBER 21,1990 UNDER THE LAWS OF THE STATE OF NEVADA. THE COMPANY CURRENTLY HAS NO OPERATIONS AND, IN ACCORDANCE WITH SFAS #7, IS CONSIDERED A DEVELOPMENT STAGE COMPANY.

ON OCTOBER 20, 1993 THE COMPANY ISSUED 2,500,000 SHARES OF $0.001 PAR VALUE COMMON STOCK FOR $2,500 IN CASH.

ON JULY 22, 1998, THE STATE OF NEVADA APPROVED THE COMPANY'S RESTATED ARTICLES OF INCORPORATION, WHICH INCREASED ITS CAPITALIZATION FROM 3,000,000 COMMON SHARES TO 50,000,000 COMMON SHARES. THE PAR VALUE OF THE COMMON STOCK WAS UNCHANGED AT $0.001 PER SHARE.


NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

THE COMPANY HAS NOT DETERMINED ITS ACCOUNTING POLICIES AND PROCEDURES, EXCEPT AS FOLLOWS:

   A.) THE COMPANY HAS NOT DETERMINED ITS ACCOUNTING POLICIES AND PROCEDURES, EXCEPT AS FOLLOWS:

   B.) EARININGS OR LOSS PER SHARE IS CALULATED USING THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE BALANCE SHEET DATE.
   C.) THE COMPANY HAS NOT YET ADOPTED ANY POLICY REGARDING PAYMENT OF DIVIDENDS. NO DIVIDENDS HAVE BEEN PAID SINCE INCEPTION.

NOTE 3- GOING CONCERN

THE COMPANY'S FINANCIAL STATEMENTS ARE PREPARED USING THE GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLICABLE TO A GOING CONCERN. HOWEVER, THE COMPANY HAS NO CURRENT SOURCE OF REVENUE. WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR THE COMPANY TO CONTINUE AS A GOING CONCERN. IT IS MANAGEMENT'S PLAN TO SEEK ADDITIONAL CAPITAL TO KEEP THE COMPANY OPERATING.

NOTE 4- WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK.


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 5- RELATED PARTY TRANSACTIONS

THE COMPANY NEITHER OWNS OR LEASES ANY REAL OR PERSONAL PROPERTY. OFFICE SERVICES ARE PROVIDED WITHOUT CHARGE BY A DIRECTOR. SUCH COSTS ARE IMMATERIAL TO THE FINANCIAL STATEMENTS AND ARE NOT REFLECTED. THE OFFICERS AND DIRECTORS OF THE COMPANY ARE INVOLVED IN OTHER BUSINESS OPPORTUNITIES AND MAY, IN THE FUTURE, BECOME INVOLVED IN ANOTHER BUSINESS OPPORTUNITY. IF A SPECIFIC BUSINESS
BECOMES AVAILABLE, SUCH PERSONS MAY FACE A CONFLICT IN SELECTING BETWEEN THE COMPANY AND THEIR OTHER BUSINESS INTERESTS. THE COMPANY HAS NOT FORMULATED
A POLICY FOR THE RESOLUTION OF SUCH CONFLICTS.

NOTE 6- OFFICERS ADVANCES

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