Form 10QSB
period 2000-06-30
ASTIR INC
filed 2000-08-16
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549

                               FORM 10-Q-SB

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 000-26045

                                ASTIR, INC.
           (Exact name of registrant as it appears in its charter)

NEVADA		               		   	    88-0306861
(State or jurisdiction of	       (I.R.S. Employer
incorporation or organization)    Identification No.)

8100 West Sahara Avenue, 2nd Floor
Las Vegas, NV	                  			     	89129
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code:	(702)-966-0600

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

At the end of the quarter ending June 30, 2000 there were 2,500,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
See attached exhibit

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking Statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended ( the "Securities Act" ), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

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

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an
established   business  which  may  be  experiencing  financial  or  operating difficulties  and  needs additional capital which is perceived to be easier to
raise by a public company.   In  some  instances,  a  business opportunity may
involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly - owned
subsidiaries  in  various  businesses  or  purchase  existing  businesses   as
subsidiaries.

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

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners o businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8 - K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.
The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

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

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368 (a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development - stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis - a - vis the Company's competitors.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10-SB.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. (See "Management").


Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following documents are filed as part of this report:

Financial Statements as of June 30, 1999 as prepared by the Company

Exhibits:


3.1		Articles of Incorporation	    Incorporated by reference
                                   The Company's Form 10-SB/A filed on
                                   July 19th	 2000.


3.2		By-Laws        			            Incorporated by reference
                                   The Company's Form 10-SB/A filed on
                                   July 19th, 2000.



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astir, Inc.

Dated: AUGUST 14th, 2000

By: /S/
Jorge Melgar, President



Board of Directors

Astir, Inc.
Las Vegas, Nevada

KURT D. SALIGER, CPA.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT



ASTIR, INC.
FINANCIAL STATEMENTS
June 30, 2000


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


Kurt D. Saliger, CPA
5000 W. Oakey, Suite A-4
Las Vegas, NV 89146
(702) 367-1988


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2000
                    ASSETS
CURRENT ASSETS
  Cash                                       $288
                                             -----
  TOTAL CURRENT ASSETS                       $288

  TOTAL ASSETS                               $288
                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Officers Advances                          $8,165
                                             ------
  TOTAL CURRENT LIABILITIES                  $8,165

LONG-TERM DEBT                                 $0

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value
  authorized 50,000,000 shares issued
  and outstanding at June 30, 2000
  2,500,000                                  $2,500

  Additional Paid in Capital                   $0

  Deficit Accumulated During Development     $(10,377)
                                             --------
  TOTAL STOCKHOLDERS' EQUITY                 $(7,877)

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $288

                                             =========


See accompanying notes to financial statements.

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                     JAN. 1,               SEPT. 21, 1993
                                     2000 TO               (INCEPTION)
                                     JUNE 30,             TO JUNE 30,
                                     2000                  2000
                                     ---------             ---------------
INCOME
      Revenue                        $0                    $0
                                     ---------             ---------------
      TOTAL INCOME                   $0                    $0


EXPENSES
      General and
        Administrative               $927                    $10,377
                                     ---------             ---------------
      TOTAL EXPENSES                 $927                    $10,377
                                     ---------             ---------------
      NET PROFIT (LOSS)              $(927)                  $(10,377)
                                     =========             ===============

      NET PROFIT (LOSS)
      PER SHARE                      $(0.0004)               $(0.0042)
                                     =========             ===============

      AVERAGE NUMBER OF
      SHARES OF COMMON
      STOCK OUTSTANDING              2,500,000             2,500,000
                                     =========             ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
JUNE 30, 2000


                           COMMON STOCK                        (DEFICIT)
                           ------------                       ACCUMULATED
                      NUMBER                 ADDITIONAL         DURING
                       OF                    PAID IN          DEVELOPMENT
                      SHARES       AMOUNT    CAPITAL             STAGE
                      --------    -------    ----------       -----------
 BALANCE DECEMBER
  31, 1997            2,500,000   $2,500     $0               ($2,500)

 NET (LOSS) YEAR ENDED
  DECEMBER 31, 1998                                           ($6,365)
                      ---------   -------    ----------       -----------
 BALANCE DECEMBER
  31, 1998            2,500,000   $2,500     $0               ($8,865)

 NET (LOSS) YEAR ENDED
  DECEMBER 31, 1999                                           ($585)
                      ---------   -------    ----------       ------------
 BALANCE DECEMBER
  31, 1999            2,500,000   $2,500     $0               ($9,450)


 NET (LOSS) SIX MONTHS
  ENDED JUNE 30, 2000                                          $927
                      ---------   -------    -----------      -------------
 BALANCE JUNE
  30, 2000            2,500,000   $2,500     $0               ($10,377)
                      =========   =======    ============     =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                     JAN. 1                SEPT. 21, 1993
                                     2000 TO               (INCEPTION)
                                     JUNE                  TO JUNE
                                     30, 2000              30, 2000
                                     -----------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET (LOSS)                         $(927)               ($10,377)
  ADJUSTMENTS TO RECONCILE NET
  (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

  INCREASE IN OFFICERS ADVANCES      $900                   $8,165
                                     -----------           ---------------
  NET CASH PROVIDED BY OPERATIONS    $(27)                 ($2,212)
                                     -----------           ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES   $0                     $0
  CASH FLOWS FROM FINANCING ACTIVITIES
    Issue common stock                   $0                   $2,500
                                     -----------           ---------------

Net increase in cash                     $(27)                $288

Cash, Beginning of Period                $315                 $0
                                     -----------           ---------------
Cash, Ending of Period                   $288                 $288
                                     ===========           ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

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


ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

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