Form 10QSB
period 2000-09-30
ASTIR INC
filed 2000-11-24
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER: 000-26045

                                  ASTIR, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                 88-0306861
----------------------------------------    --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  8100 West Sahara Ave., Suite 200
      Las Vegas, Nevada                            89117
----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                       N/A
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At September 30, 2000, there were 2,500,000 issued and oustanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                               Page
                                                              ------
 Independent Auditor's Report                                   3

 Financial Statements

       Balance Sheets                                           4

       Statements of Operations                                 5-6

       Statements of Stockholders' Equity                       7

       Statements of Cash Flows                                 8-9

       Notes to Financial Statements                            10-11

                          Independent Auditor's Report


Board of Directors
Astir, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of September 30, 2000 and December 31, 1999 and as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the nine-month period and the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referrred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at September 30, 2000 and at December 31, 1999 and at December 31, 1998, and the results of its operations and its cash flows for the nine month period and years then ended in conformity with generally accepted accounting principles.

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


     /s/ KURT D. SALIGER, C.P.A.
         ----------------------
         KURT D. SALIGER
         CERTIFIED PUBLIC ACCOUNTANT
         November 3, 2000

         Las Vegas, Nevada

                                   ASTIR, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS




                                                           Sept. 30, 2000       December 31, 1999       December 31, 1998
                ASSETS
CURRENT ASSETS
        Cash                                               $       176          $        315            $      900
                                                           --------------       -----------------       -----------------
                TOTAL CURRENT ASSETS                       $       176          $        315            $      900


                                                           --------------       -----------------       -----------------
                        TOTAL ASSETS                       $       176          $        315            $      900
                                                           ==============       =================       =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Officers Advances                                  $     8,165          $      7,265            $    7,265
                                                           --------------       -----------------       -----------------
                TOTAL CURRENT LIABILITIES                  $     8,165          $      7,265            $    7,265

LONG-TERM DEBT                                             $         0          $          0            $        0

STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares;
        issued and outstanding
        2,500,000 shares                                   $     2,500          $      2,500            $    2,500

        Additional Paid in Capital                         $         0          $          0            $        0

        Deficit Accumulated
        During Development Stage                               (10,489)               (9,450)               (8,865)
                                                           ---------------      -----------------       -----------------
                TOTAL STOCKHOLDERS' EQUITY                 $   ( 7,989)         $     (6,950)           $   (6,365)
                                                           ---------------      -----------------       -----------------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $       176          $        315            $      900
                                                           ===============      =================       =================




     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        Jan. 1, 2000         Sept. 21, 1993
                                        to Sept. 30,         (inception) to
                                        2000                 Sept. 30, 2000
                                        -----------          --------------
INCOME
        REVENUES                        $         0          $            0
                                        -----------          --------------
        TOTAL INCOME                    $         0          $            0


EXPENSES
General and administrative              $     1,039          $       10,489
                                        -----------          --------------
        TOTAL EXPENSES                  $     1,039          $       10,489
                                        -----------          --------------
NET PROFIT (LOSS)                       $    (1,039)         $      (10,489)
                                        ===========          ==============
NET PROFIT (LOSS) PER SHARE             $   (0.0004)         $      (0.0042)
                                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING               2,500,000               2,500,000
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        Jan. 1, 1999         Jan. 1, 1998
                                        to Dec. 31,          to
                                        1999                 Dec. 31, 1998
                                        -----------          --------------
INCOME
        REVENUES                        $         0          $            0
                                        -----------          --------------
        TOTAL INCOME                    $         0          $            0


EXPENSES
General and administrative              $       585          $        6,365
                                        -----------          --------------
        TOTAL EXPENSES                  $       585          $        6,365
                                        -----------          --------------
NET PROFIT (LOSS)                       $      (585)         $       (6,365)
                                        ===========          ==============
NET PROFIT (LOSS) PER SHARE             $   (0.0002)         $      (0.0025)
                                        ===========          ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING               2,500,000               2,500,000
                                        ===========          ==============


     See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                         (A Development Stage Company)
                  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
                               September 30, 2000
                               December 31, 1999
                               December 31, 1998

                                       Common Stock
                                       ---------                                     (Deficit)
                                       Number                        Additional     Accumulated
                                        of                           Paid-In        During
                                       Shares         Amount         Capital        Development Stage
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1997             2,500,000    $     2,500    $         0    $   (2,500)

Net (Loss) year ended
December 31, 1998                                                                   $   (6,365)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1998             2,500,000    $     2,500    $         0    $   (8,865)

Net (Loss), year ended
December 31, 1999                                                                   $     (585)
                                       -----------    -----------    -----------    -----------
Balance at Dec. 31, 1999                 2,500,000    $     2,500    $         0    $   (9,450)

Net (Loss), nine months ended
September 30, 2000                                                                  $   (1,039)
                                       -----------    -----------    -----------    -----------
Balance September 30, 2000               2,500,000    $     2,500    $         0    $  (10,489)
                                       ===========    ===========    ===========    ===========





       See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  Jan. 1, 2000       Sept. 21, 1993
                                                  to Sept. 30,       (inception) to
                                                  2000               Sept. 30, 2000
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $   (1,039)        $     (10,489)
Adjustment to reconcile net (loss) to
   net cash provided by operating activities:

Increase in officers advances                     $      900         $       8,165
                                                  -----------        --------------
Net cash provided (used) by
      operations                                  $      (139)       $      (2,324)
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES              $         0        $           0
CASH FLOWS FROM FINANCING ACTIVITIES

Issue common stock                                $         0        $       2,500
                                                  -----------        --------------
Net increase (decrease) cash                      $      (139)       $         176

Cash, Beginning of Period                         $       315        $           0
                                                  -----------        --------------
Cash, Ending of Period                            $       176        $         176
                                                  ===========        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  Jan. 1, 1999       Jan. 1, 1998
                                                  to Dec. 31,        to
                                                  1999               Dec. 31, 1998
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $     (585)        $      (6,365)
Adjustment to reconcile net (loss) to
   net cash provided by operating activities:

Increase in officers advances                     $        0         $       7,265
                                                  -----------        --------------
Net cash provided (used) by
      operations                                  $      (585)       $         900
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES              $         0        $           0
CASH FLOWS FROM FINANCING ACTIVITIES

Issue common stock                                $         0        $           0
                                                  -----------        --------------
Net increase (decrease) cash                      $      (585)       $         900

Cash, Beginning of Period                         $       900        $           0
                                                  -----------        --------------
Cash, Ending of Period                            $       315        $         900
                                                  ===========        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                December 31, 1999
                                December 31, 1998

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

NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

THE COMPANY HAS NOT DETERMINED ITS ACCOUNTING POLICIES AND PROCEDURES, EXCEPT AS FOLLOWS:

   A)  THE COMPANY USES THE ACCRUAL METHOD OF ACCOUNTING.

   B) EARININGS OR LOSS PER SHARE IS CALULATED USING THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE BALANCE SHEET DATE.
   C) THE COMPANY HAS NOT YET ADOPTED ANY POLICY REGARDING PAYMENT OF DIVIDENDS. NO DIVIDENDS HAVE BEEN PAID SINCE INCEPTION.

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

NOTE 4- WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK.

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                December 31, 1999
                                December 31, 1998

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

Item 2.  MANAGEMENT'S PLAN OF OPERATION

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

The Company may seek a combination with a firm with only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly - owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post- effective amendments, Forms 8-K, agreements, and related reports and documents.

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development - stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage due to the Company's competitors.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.     Description
----------      -------------------------------------------------------------

3.1             Articles of Incorporation
                  (Incorporated by reference from Form 10-SB/A filed on
                   July 19, 2000).

3.2             By-Laws
                  (Incorporated by reference from Form 10-SB/A filed on
                   July 19, 2000).

(b)      Reports on Form 8-K

         The  Company has not filed any reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASTIR, INC.
                                ----------------
                              (Name of Registrant)



Date:  November 21, 2000                  By:  /s/ JORGE MELGAR
                                              -------------------------
                                                   JORGE MELGAR
                                                   PRESIDENT