Form 10QSB
period 2001-06-30
ASTIR INC
filed 2001-08-16
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
YES [ ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At June 30, 2001 there were 2,500,000 issued and oustanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                              Page(s)
                                                              ------
 Independent Auditor's Report                                   3

 Financial Statements

       Balance Sheets                                           4

       Statements of Operations                                 5-7

       Statement of Changes in Stockholders' Equity             8

       Statements of Cash Flows                                 9-11

       Notes to Financial Statements                            12-13

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Astir, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of June 30, 2001 and December 31, 2000 and as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the six month period and the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referrred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at June 30, 2001 and at December 31, 2000 and at December
31, 1999, and the results of its operations and its cash flows for the six month period and years then ended in conformity with generally accepted accounting principles.

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


     /s/ KURT D. SALIGER, C.P.A.
         ----------------------
         KURT D. SALIGER
         CERTIFIED PUBLIC ACCOUNTANT
         August 10, 2001

         Las Vegas, Nevada

                                   ASTIR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                           June 30, 2001        December 31, 2000       December 31, 1999
                ASSETS
CURRENT ASSETS
        Cash                                               $       195          $        149            $      315
                                                           --------------       -----------------       -----------------
                TOTAL CURRENT ASSETS                       $       195          $        149            $      315


                                                           --------------       -----------------       -----------------
                        TOTAL ASSETS                       $       195          $        149            $      315
                                                           ==============       =================       =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Officers Advances                                  $     8,265          $      8,165            $    7,265
                                                           --------------       -----------------       -----------------
                TOTAL CURRENT LIABILITIES                  $     8,265          $      8,165            $    7,265

LONG-TERM DEBT                                             $         0          $          0            $        0

STOCKHOLDERS' EQUITY
        Common stock: $.001 par value
        authorized 50,000,000 shares;
        issued and outstanding
        2,500,000 shares                                   $     2,500          $      2,500            $    2,500

        Additional Paid in Capital                         $         0          $          0            $        0

        Deficit Accumulated
        During Development Stage                               (10,570)              (10,516)               (9,450)
                                                           ---------------      -----------------       -----------------
                TOTAL STOCKHOLDERS' EQUITY                 $   ( 8,070)         $     (8,016)           $   (6,950)
                                                           ---------------      -----------------       -----------------
                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY               $       195          $        149            $      315
                                                           ===============      =================       =================


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        Jan. 1, 2001         Jan. 1, 2000       Sept. 21, 1993
                                        to June 30,          to June 30,        (inception) to
                                        2001                 2000               June 30, 2001
                                        -----------          ------------       --------------

INCOME
        REVENUES                        $         0          $          0       $            0
                                        -----------          ------------       --------------
        TOTAL INCOME                    $         0          $          0       $            0


EXPENSES
General and administrative              $        54          $        927       $       10,570
                                        -----------          ------------       --------------
        TOTAL EXPENSES                  $        54          $        927       $       10,570
                                        -----------          ------------       --------------
NET PROFIT (LOSS)                       $       (54)         $        927       $      (10,570)
                                        ===========          ============       ==============
NET PROFIT (LOSS) PER SHARE                     NIL                   NIL       $      (0.0042)
                                        ===========          ============       ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING               2,500,000             2,500,000            2,500,000
                                        ===========          ============       ==============


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        Apr.1, 2001          Apr. 1, 2001       Sept. 21, 1993
                                        to June 30,          to June 30,        (inception) to
                                        2001                 2000               June 30, 2001
                                        -----------          ------------       --------------

INCOME
        REVENUES                        $         0          $          0       $            0
                                        -----------          ------------       --------------
        TOTAL INCOME                    $         0          $          0       $            0


EXPENSES
General and administrative              $        27          $        927       $       10,570
                                        -----------          ------------       --------------
        TOTAL EXPENSES                  $        27          $        927       $       10,570
                                        -----------          ------------       --------------
NET PROFIT (LOSS)                       $       (27)         $        927       $      (10,570)
                                        ===========          ============       ==============
NET PROFIT (LOSS) PER SHARE                     NIL                   NIL       $      (0.0042)
                                        ===========          ============       ==============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING               2,500,000             2,500,000            2,500,000
                                        ===========          ============       ==============


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        Jan. 1, 2000         Jan. 1, 1999
                                        to Dec. 31,          to Dec. 31,
                                        2000                 1999
                                        -----------          ------------

INCOME
        REVENUES                        $         0          $          0
                                        -----------          ------------
        TOTAL INCOME                    $         0          $          0


EXPENSES
General and administrative              $     1,066          $        585
                                        -----------          ------------
        TOTAL EXPENSES                  $     1,066          $        585
                                        -----------          ------------
NET PROFIT (LOSS)                       $    (1,066)         $       (585)
                                        ===========          ============
NET PROFIT (LOSS) PER SHARE             $   (0.0004)         $    (0.0002)
                                        ===========          ============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING               2,500,000             2,500,000
                                        ===========          ============


     See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                         (A Development Stage Company)

                  STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY
                               June 30, 2001

                                              Common Stock
                                              ------------                          (Deficit)
                                       Number                        Additional     Accumulated
                                        of                           Paid-In        During
                                       Shares         Amount         Capital        Development Stage
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1997             2,500,000    $     2,500    $         0    $   (2,500)

Net (Loss) year ended
December 31, 1998                                                                   $   (6,365)
                                       -----------    -----------    -----------    -----------
Balance at December 31, 1998             2,500,000    $     2,500    $         0    $   (8,865)

Net (Loss), year ended
December 31, 1999                                                                   $     (585)
                                       -----------    -----------    -----------    -----------
Balance at Dec. 31, 1999                 2,500,000    $     2,500    $         0    $   (9,450)

Net (Loss) year ended
December 31, 2000                                                                   $   (1,066)
                                       -----------    -----------    -----------    -----------
Balance December 31, 2000                2,500,000    $     2,500    $         0    $  (10,516)

Net (loss) six months
ended June 30, 2001                                                                 $      (54)
                                       -----------    -----------    -----------    -----------
Balance at June 30, 2001                 2,500,000    $     2,500    $         0    $  (10,570)
                                       ===========    ===========    ===========    ===========



       See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  Jan. 1, 2001      Jan. 1, 2000        Sept. 21, 1993
                                                  to June 30,       to June 30,         (inception) to
                                                  2001              2000                June 30, 2001
                                                  -----------       ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $       (54)      $      (927)        $     (10,570)
Adjustment to reconcile net (loss) to
   net cash provided by operating activities:

Increase in officers advances                     $       100       $       900         $       8,265
                                                  -----------       ------------        --------------
Net cash provided (used) by
      operations                                  $        46       $       (27)        $      (2,332)
                                                  -----------       ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES              $         0       $         0         $           0
CASH FLOWS FROM FINANCING ACTIVITIES

Issue common stock                                $         0       $         0         $       2,500
                                                  -----------       ------------        --------------
Net increase (decrease) cash                      $        46       $       (27)        $         195

Cash, Beginning of Period                         $       149       $       315         $           0
                                                  -----------       ------------        --------------
Cash, Ending of Period                            $       195       $       288         $         195
                                                  ===========       ============        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  Apr. 1, 2001      Apr. 1, 2000        Sept. 21, 1993
                                                  to June 30,       to June 30,         (inception) to
                                                  2001              2000                June 30, 2001
                                                  -----------       ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                        $       (27)      $      (927)        $     (10,570)
Adjustment to reconcile net (loss) to
   net cash provided by operating activities:

Increase in officers advances                     $         0       $       900         $       8,265
                                                  -----------       ------------        --------------
Net cash provided (used) by
      operations                                  $       (27)      $       (27)        $      (2,332)
                                                  -----------       ------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES              $         0       $         0         $           0
CASH FLOWS FROM FINANCING ACTIVITIES

Issue common stock                                $         0       $         0         $       2,500
                                                  -----------       ------------        --------------
Net increase (decrease) cash                      $       (27)      $       (27)        $         195

Cash, Beginning of Period                         $       222       $       315         $           0
                                                  -----------       ------------        --------------
Cash, Ending of Period                            $       195       $       288         $         195
                                                  ===========       ============        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                  Jan. 1, 2000       Jan. 1, 1999
                                                  to Dec. 31,        to Dec. 31,
                                                  2000               1999
                                                  -----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                        $    (1,066)       $        (585)
Adjustment to reconcile net (loss) to
   net cash provided by operating activities:

Increase in officers advances                     $       900        $           0
                                                  -----------        --------------
Net cash provided (used) by
      operations                                  $      (166)       $        (585)
                                                  -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES              $         0        $           0
CASH FLOWS FROM FINANCING ACTIVITIES

Issue common stock                                $         0        $           0
                                                  -----------        --------------
Net increase (decrease) cash                      $      (166)       $        (585)

Cash, Beginning of Period                         $       315        $         900
                                                  -----------        --------------
Cash, Ending of Period                            $       149        $         315
                                                  ===========        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                December 31, 2000
                                December 31, 1999

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

NOTE 4- WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK.

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                December 31, 2000
                                December 31, 1999

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


                                   ASTIR, INC.
                               ------------------
                              (Name of Registrant)



Date:  August 15, 2001                    By:  /s/ JORGE MELGAR
                                              -------------------------
                                                   JORGE MELGAR
                                                   PRESIDENT