Form 10QSB
period 2001-09-30
ASTIR INC
filed 2001-11-20
CIK 1081184

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

                        COMMISSION FILE NUMBER: 000 26045

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

                                       N/A
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if
                       change since last report.)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.
YES [ ]   NO [x]

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

         At June 30, 2001 there were 2,500,000 issued and oustanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                              Page(s)
                                                              ------
 Independent Auditor s Report                                   1

 Financial Statements

       Balance Sheets                                           2

       Statements of Operations                                 3 5

       Statement of Changes in Stockholders Equity              6

       Statements of Cash Flows                                 7 9

       Notes to Financial Statements                            10 11

                          INDEPENDENT AUDITOR S REPORT


Board of Directors
Astir, Inc.
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of September 30, 2001 and December 31, 2000 and as of December 31, 1999 and the related statements of operations, changes in stockholders equity and cash flows for the nine month period and the years then ended. These financial statements are the responsibility of the Company s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referrred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at September 30, 2001 and at December 31, 2000 and at December 31, 1999, and the results of its operations and its cash flows for the nine month period and years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ KURT D. SALIGER, C.P.A.
         ----------------------
         KURT D. SALIGER
         CERTIFIED PUBLIC ACCOUNTANT
         November 10, 2001

         Las Vegas, Nevada

                                   ASTIR, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                  Sept 30,   December 31,    December 31,
                                   2001         2000             1999
                ASSETS
CURRENT ASSETS
        Cash                     $    83      $  149          $  315
                                 --------      -------         -------
TOTAL CURRENT ASSETS             $    83      $  149          $  315

                                 --------      -------         --------
TOTAL ASSETS                     $    83      $  149          $  315
                                 ========      =======         ========

LIABILITIES AND STOCKHOLDERS
EQUITY
CURRENT LIABILITIES
 Officers Advances               $ 8,265      $ 8,165         $ 7,265
                                 -------       -------        -------
TOTAL CURRENT LIABILITIES        $ 8,265      $ 8,165         $ 7,265

LONG TERM DEBT                   $   0        $   0           $   0

STOCKHOLDERS EQUITY
  Common stock: $.001 par value
  authorized 50,000,000 shares;
  issued and outstanding
  2,500,000 shares               $ 2,500      $ 2,500         $ 2,500

 Additional Paid in Capital      $   0        $  0            $   0

 Deficit Accumulated
 During Development Stage        (10,682)     (10,516)         (9,450)
                                 --------     ---------      ----------
TOTAL STOCKHOLDERS EQUITY       $( 8,182)    $ (8,016)        $(6,950)
                                 --------     ---------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY             $     83     $    149         $   315
                                =========    =========       =========


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                        Jan. 1, 2001   Jan. 1, 2000     Sept. 21, 1993
                         to Sept 30,   to Sept 30,      (inception) to
                            2001          2000           Sept 30, 2001
                        -----------    ------------     --------------

INCOME
   REVENUES             $  0          $    0            $     0
                        -----------   ------------      --------------
TOTAL INCOME            $  0          $    0            $     0


EXPENSES
General and
administrative          $ 166          $  1,039         $  10,682
                        -----------    ------------     --------------
TOTAL EXPENSES          $ 166          $  1,039         $  10,682
                        -----------    ------------     --------------
NET PROFIT (LOSS)       $(166)         $ (1,039)        $ (10,682)
                        ===========    ============     ==============
NET PROFIT (LOSS)
PER SHARE                (NIL)            (NIL)         $  (NIL)
                        ===========    ============     ==============
AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING             2,500,000       2,500,000         2,500,000
                        ===========    ============     ==============


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                        July 1, 2001   July 1, 2001   Sept. 21, 1993
                         to Sept 30,    to Sept 30,   (inception) to
                            2001          2000         Sept 30, 2001
                        -----------    ------------   --------------

INCOME
 REVENUES              $     0          $    0        $    0
                        -----------     ------------  --------------
TOTAL INCOME           $     0          $    0        $    0


EXPENSES
General and
administrative         $    112         $   121       $ 10,682
                        -----------     ------------  --------------
TOTAL EXPENSES         $    112         $   121       $ 10,682
                        -----------     ------------  --------------
NET PROFIT (LOSS)      $   (112)        $   121       $(10,682)
                        ===========     ============  ==============
NET PROFIT (LOSS)
PER SHARE                   NIL             NIL          (NIL)
                        ===========     ============  ==============
AVERAGE NUMBER OF
SHARES
OF COMMON STOCK
OUTSTANDING             2,500,000        2,500,000      2,500,000
                        ===========     ============  ==============


     See Accompanying Notes to Financial Statements.

                                   ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                              Jan. 1, 2000         Jan. 1, 1999
                              to Dec. 31,          to Dec. 31,
                                  2000                 1999
                               -----------          ------------

INCOME
 REVENUES                     $     0               $    0
                              -----------           ------------
        TOTAL INCOME          $     0               $    0


EXPENSES
General and
administrative                $  1,066              $   585
                              -----------           ------------
TOTAL EXPENSES                $  1,066              $   585
                              -----------           ------------
NET PROFIT (LOSS)             $ (1,066)             $  (585)
                              ===========           ============
NET PROFIT (LOSS) PER SHARE   $  (NIL)              $  (NIL)
                              ===========           ============
AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING    2,500,000             2,500,000
                              ===========           ============


  See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                         (A Development Stage Company)

                  STATEMENT  OF CHANGES IN  STOCKHOLDERS  EQUITY
                               Sept 30, 2001

                                              Common Stock
                                              ------------        (Deficit)
                              Number                  Additional  Accumulated
                                of                    Paid-In     During
                              Shares        Amount    Capital     Development
                                                                  Stage
                             ----------- -----------  ----------  -----------
Balance at
December 31, 1997             2,500,000    $ 2,500    $  0        $   (2,500)

Net (Loss) year ended
December 31, 1998                                                 $   (6,365)
                             ----------- -----------  -----------  -----------
Balance at
December 31, 1998             2,500,000    $ 2,500    $  0        $   (8,865)

Net (Loss), year ended
December 31, 1999                                                 $     (585)
                             ----------- -----------  -----------  -----------
Balance at
Dec. 31, 1999                 2,500,000    $ 2,500    $  0        $   (9,450)

Net (Loss) year ended
December 31, 2000                                                 $   (1,066)
                             ----------- ----------- -----------  -----------
Balance
December 31, 2000             2,500,000    $ 2,500    $  0        $  (10,516)

Net (loss)
nine months ended
Sept 30, 2001                                                     $     (166)
                             ----------- ----------- -----------  -----------
Balance at
Sept 30, 2001                 2,500,000    $ 2,500    $  0        $  (10,682)
                             =========== ===========  =========== ===========



       See Accompanying Notes to Financial Statements.

                                  ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                Jan. 1, 2001   Jan. 1, 2000   Sept. 21, 1993
                                to Sept 30,    to Sept 30,    (inception) to
                                   2001           2000         Sept 30, 2001
                                -----------    ------------    --------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                       $   (166)      $  (1,039)        $  (10,682)
Adjustment to
reconcile net (loss)
to net cash provided
by operating activities:

Increase in officers advances  $    100       $    900          $    8,265
                               -----------    ------------     --------------
Net cash provided (used) by
      operations               $     66       $   (139)         $   (2,444)
                               -----------    ------------     --------------
CASH FLOWS FROM
INVESTING ACTIVITIES           $      0       $     0           $      0
CASH FLOWS FROM
FINANCING ACTIVITIES

Issue common stock             $      0       $     0           $    2,500
                               -----------    ------------      --------------
Net increase
(decrease) cash                $     (66)     $    (139)        $       83

Cash, Beginning of Period      $     149      $     315         $       0
                                -----------    ------------     --------------
Cash, Ending of Period         $      83      $     176         $       83
                                ===========    ============     ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                 July 1, 2001   July 1, 2000   Sept. 21, 1993
                                 to Sept 30,    to Sept 30,    (inception) to
                                     2001           2000        Sept 30, 2001
                                  -----------  ------------    --------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                       $    (112)   $    (121)       $   (10,682)
Adjustment to reconcile
net (loss) to
net cash provided by
operating activities:

Increase in officers advances    $     0      $     0          $     8,265
                                 -----------  ------------     --------------
Net cash provided (used) by
      operations                 $    (112)   $   (121)        $    (2,444)
                                 -----------  ------------     --------------
CASH FLOWS FROM
INVESTING ACTIVITIES             $     0      $     0          $       0

CASH FLOWS FROM
FINANCING ACTIVITIES

Issue common stock               $     0      $     0          $    2,500
                                 -----------   ------------    --------------
Net increase (decrease) cash     $    (112)   $   (121)        $       83

Cash, Beginning of Period        $     195    $    297         $       0
                                 -----------  ------------     --------------
Cash, Ending of Period           $      83    $    176         $       83
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
                                   ===========        ==============




     See Accompanying Notes to Financial Statements

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  Sept 30, 2001
                                December 31, 2000
                                December 31, 1999

NOTE 1 HISTORY AND ORGANIZATION OF THE COMPANY

THE COMPANY WAS ORGANIZED IN SEPTEMBER 21, 1993 UNDER THE LAWS
OF THE STATE OF NEVADA. THE COMPANY CURRENTLY HAS NO OPERATIONS
AND, IN ACCORDANCE WITH SFAS #7, IS CONSIDERED A DEVELOPMENT
STAGE COMPANY.

ON OCTOBER 20, 1993 THE COMPANY ISSUED 2,500,000 SHARES OF $0.001
PAR VALUE COMMON STOCK FOR $2,500 IN CASH.

ON JULY 22, 1998, THE STATE OF NEVADA APPROVED THE COMPANY S
RESTATED ARTICLES OF INCORPORATION, WHICH INCREASED ITS CAPITALIZATION FROM 3,000,000 COMMON SHARES TO 50,000,000 COMMON SHARES. THE PAR VALUE OF THE COMMON STOCK WAS UNCHANGED AT $0.001 PER SHARE.

NOTE 2  ACCOUNTING POLICIES AND PROCEDURES

THE COMPANY HAS NOT DETERMINED ITS ACCOUNTING POLICIES AND PROCEDURES, EXCEPT AS FOLLOWS:

 A) THE COMPANY USES THE ACCRUAL METHOD OF ACCOUNTING.

 B) EARININGS OR LOSS PER SHARE IS CALULATED USING THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE BALANCE SHEET DATE.

 C) THE COMPANY HAS NOT YET ADOPTED ANY POLICY REGARDING PAYMENT OF DIVIDENDS. NO DIVIDENDS HAVE BEEN PAID SINCE INCEPTION.

NOTE 3  GOING CONCERN

THE COMPANY S FINANCIAL STATEMENTS ARE PREPARED USING THE GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLICABLE TO A GOING CONCERN. HOWEVER, THE COMPANY HAS NO CURRENT SOURCE OF REVENUE. WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR THE COMPANY TO CONTINUE AS A GOING CONCERN. IT IS MANAGEMENT S PLAN TO SEEK ADDITIONAL CAPITAL TO KEEP THE COMPANY OPERATING.

NOTE 4  WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK.

                                  ASTIR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  Sept 30, 2001
                                December 31, 2000
                                December 31, 1999

NOTE 5  RELATED PARTY TRANSACTIONS

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

NOTE 6  OFFICERS ADVANCES

WHILE THE COMPANY IS SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING OPERATING COMPANY, AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR COSTS INCURRED BY IT. THESE FUNDS ARE INTEREST FREE.

Item 2.  MANAGEMENTS PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward looking Statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward looking statements contained in this Statement.

Plan of Operation  General

The Company s plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company s virtually unlimited discretion to search for and enter into a business combination.

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

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant postmerger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post effective amendments, Forms 8K, agreements, and related reports and documents.

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

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Companys shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Companys legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Companys management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finders fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Companys Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finders fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

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

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Companys participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Companys stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Companys officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Companys shareholders.

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

As part of the Companys investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Companys limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target companys shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target companys assets and liabilities, the Companys shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Companys then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Companys limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage due to the Companys competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Companys activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

The Companys only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                           PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8K.

(a)      Exhibits

Exhibit No.     Description
----------  ------------------------------------------------------------

3.1       Articles of Incorporation
          (Incorporated by reference from Form 10SB/A filed on July 19, 2000).

3.2       By Laws
          (Incorporated by reference from Form 10SB/A filed on July 19, 2000).

(b)      Reports on Form 8K

         The Company has not filed any reports on Form 8K.

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


                                   ASTIR, INC.
                               ------------------
                              (Name of Registrant)



Date:  November 15, 2001                    By:  /s/ JORGE MELGAR
                                              -------------------------
                                                   JORGE MELGAR
                                                   PRESIDENT