Form 10-Q
period 2001-09-30
ASTIR INC
filed 2001-11-21
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001.

                           OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                        COMMISSION FILE NUMBER: 000 26211
                                                ---------

                             EIGHT BALL CORPORATION,
                         d/b/a/ Westchester Sports Grill
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                 95 4666270
--------------------------------            --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

  5630 West Manchester Boulevard
     Los Angeles, California                       90045
----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                 (310) 670 2366
              ----------------------------------------------------
              (Registrants telephone number, including area code)

                                       N/A
              ----------------------------------------------------
                         (Former name or former address,
                          if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

           Class:                   Outstanding at september 30, 2001:
Common Stock, $.001 par value                  150,000 shares

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]


                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             EIGHT BALL CORPORATION

                              Financial Statements


                                September 30, 2001
                                December 31, 2000
                                December 31, 1999



                                    CONTENTS




                                                              Page(s)
                                                              ------
 Independent Accountants Report                                1

 Financial Statements

       Balance Sheets                                           2

       Statements of Operations                                 3 5

       Statements of Stockholders Equity                       6

       Statements of Cash Flows                                 7 9

       Notes to Financial Statements                            10 12

                          INDEPENDENT AUDITOR S REPORT


Board of Directors
Eight Ball Corporation
Las Vegas, Nevada


 I have audited the accompanying balance sheets of Eight Ball
Corporation as of September 30, 2001 and as of December 31, 2000 and as of December 31, 1999 and the related statements of operations, stockholders equity and cash flows for the nine months and the years then ended. These financial statements are the responsibility on the Companys management. My responsibility is to express an opinion on these financial statements based on my audit.

 I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eight Ball Corporation at September 30, 2001 and at December 31, 2000 and at December 31, 1999 and the results of their operations and their cash flows for the nine month period and years then ended in conformity with generally accepted accounting principals.


         /s/ KURT D. SALIGER, C.P.A.
         ---------------------------
             KURT D. SALIGER, C.P.A.
             CERTIFIED PUBLIC ACCOUNTANT


         November 12, 2001
         Las Vegas, Nevada

                             EIGHT BALL CORPORATION
                                 BALANCE SHEETS


                             Sept 30,         December 31,     December 31,
                              2001                 2000            1999
                             ------------    --------------    ------------

             ASSETS

CURRENT ASSETS
 Cash                        $   508               $  109         $ 245
 Inventory                   $15,362             $ 13,984        $9,702
 Accounts receivable             0                    0             0
                           ----------              ---------     -------
TOTAL CURRENT ASSETS         $15,870             $ 14,093        $9,947


PROPERTY AND EQUIPMENT,NET   $16,503             $ 18,861       $22,005
                             $  0                $    0         $  0
                            ---------            ---------     ---------

TOTAL ASSETS                 $32,373             $ 32,954       $31,952
                           =========             ========       ========

LIABILITIES AND
STOCKHOLDERS EQUITY
CURRENT LIABILITIES
 Accounts payable           $41,975             $36,969        $28,173
 Accrued liabilities        $31,088             $28,825        $29,738
 Current Portion,
 Long Term Debt             $  0                $  0           $  0
                            --------            --------      ---------

TOTAL CURRENT LIABILITIES   $ 73,063            $65,794        $57,911

LONG TERM DEBT              $  0                $   0          $  0
STOCKHOLDERS EQUITY
common stock:
$.001 par value
authorized 50,000,000 shares;
issued and outstanding
150,000 shares              $    150            $   150        $   150

Additional Paid In Capital  $ 74,850            $74,850        $74,850

Retained Earnings (deficit) $(115,690)        $(107,840)     $(100,959)
                            ----------        ----------    -----------

TOTAL STOCKHOLDERS EQUITY   $ (40,690)        $ (32,840)     $ (25,959)
                            ----------         ----------    ----------

Total liabilities and
stockholders equity         $  32,373         $  32,954      $  31,952
                            =========         ==========     ==========


         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS

                          For the nine            For the nine
                           months ended           months ended
                             Sept 30,               Sept 30,
                               2001                   2000


REVENUES                   $  267,345              $ 217,564
COSTS OF REVENUES            (168,782)             $ (68,138)
                            -----------            ----------

   GROSS PROFIT            $   98,563              $ 149,426

OPERATING EXPENSES
 Selling, general and
administrative             $   104,055             $ 145,405
 Depreciation                   $2,358             $   2,358
                            ------------           ------------

TOTAL OPERATING EXPENSES   $   106,413             $ 147,760
                            ------------           -------------

INCOME (LOSS) FROM
OPERATIONS                 $    (7,850)            $   1,666

OTHER INCOME (EXPENSES)
 Gain on sale of assets    $      0                $     0
 Interest expense          $      0                $     0
                           ------------             ------------


INCOME (LOSS) BEFORE
INCOME TAXES               $    (7,850)            $    1,666
 Income Taxes              $       0               $      0
                           -------------            -------------

 NET PROFIT (LOSS)         $    (7,850)            $    1,666
                            =============          ==============


NET PROFIT (LOSS) PER
SHARE                      $   (0.0523)            $  (0.0111)
                            =============          ==============

AVERAGE NUMBER OF              150,000                150,000
                            =============           =============
SHARES OF COMMON
STOCK OUTSTANDING



         See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                             For the three          For the three
                              months ended          months ended
                              Sept 30,              Sept 30,
                               2001                   2000
                           ----------------         ---------------


REVENUES                   $   78,122                 $  85,022
COSTS OF REVENUES          $  (56,648)                $ (44,135)
                            --------------            -------------

GROSS PROFIT               $   21,474                 $  40,887

OPERATING EXPENSES
 Selling, general and
administrative             $   21,851                 $  39,546
 Depreciation              $      786                 $     786
                           ------------                ------------

TOTAL OPERATING
EXPENSES                   $   22,637                 $  40,332
                           -------------              -------------

INCOME (LOSS) FROM
OPERATIONS                 $   (1,163)                $     555

OTHER INCOME (EXPENSES)
 Gain on sale of assets    $      0                   $      0
 Interest expense          $      0                   $      0
                            ------------              ------------


INCOME (LOSS) BEFORE
INCOME TAXES               $   (1,163)                $     555
Income Taxes               $      0                   $      0
                           -------------              -------------

NET PROFIT (LOSS)          $   (1,163)                $    (555)
                           =============              ==============


NET PROFIT (LOSS)
PER SHARE                  $  (0.0077)                $ (0.0037)
                           =============              ==============

AVERAGE NUMBER OF             150,000                   150,000
                           =============               =============
SHARES OF COMMON
STOCK OUTSTANDING




 See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                             STATEMENT OF OPERATIONS


                            For the year ended     For the year ended
                               December 31,          December 31,
                                  2000                 1999
                             -------------         ------------------


REVENUES                     $     306,193          $     163,511
COSTS OF REVENUES            $    (141,650)         $     (76,190)
                               -------------          -------------

GROSS PROFIT                 $     164,543          $      87,321

OPERATING EXPENSES

Selling, general and
administrative               $     168,280          $     119,165
Depreciation                 $       3,144          $       6,288
                              ------------            ------------

TOTAL OPEATING EXPENSES      $     171,424          $     125,453
                              -------------          -------------

INCOME (LOSS) FROM
OPERATIONS                   $      (6,881)         $     (38,132)

OTHER INCOME (EXPENSES)
Gain on sale of assets       $           0          $           0
Interest expense             $           0          $           0
                               ------------           ------------

INCOME (LOSS) BEFORE
INCOME TAXES                 $      (6,881)         $     (38,132)
  Income Taxes               $           0          $           0
                              -------------          -------------

NET PROFIT (LOSS)            $      (6,881)         $     (38,132)
                             ==============         ==============


NET PROFIT (LOSS)
PER SHARE                    $     (0.0459)         $     (0.2542)
                             ==============         ==============

AVERAGE NUMBER OF                  150,000                150,000
                             =============           =============
SHARES OF COMMON
STOCK OUTSTANDING



    See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For The Six Months Ended September 30, 2001


                              Common Stock
                              ------------
                                                 Additional   Retained
                            Number of            Paid in      Earnings
                            Shares      Amount   Capital     (Deficit)
                            ---------   -------  ----------  ----------


October 9, 1997             50,000     $   50   $  49,950
Issued for cash

Net (Loss) for the
period
October 9, 1997
(Inception)
to December 31, 1997                                          $ (1,227)
                            ---------   -------  -----------  ----------

Balance December 31,1997    50,000     $   50    $  49,950    $ (1,227)

September 15, 1998
public offering
Regulation D issued
for cash                   100,000     $  100    $  24,900

Net (Loss) January 1,1998
to December 31, 1998                                                                                         $      (61,600)
                          ---------   ---------  -----------  ----------

Balance December 31,1998   150,000     $  150    $  74,850    $(62,827)

Net (Loss) January 1,1999
to December 31 1999                                                                                          $      (38,132)
                          ---------   ---------  ----------- -----------

Balance December 31, 1999  150,000     $  150    $  74,850    $(100,959)


Net (Loss) January 1,2000
to December 31, 2000                                          $ (6,881)
                          ---------   ---------  -----------  ----------

Balance December 31,2000   150,000    $   150    $  74,850   $(107,840)


Net Income January 1,2001
to September 30, 2001                                        $  (7,850)

Balance September 30,2001  150,000    $    150   $  74,850   $(115,690)
                           =======    =========  =========   ==========



 See Accompanying Notes to Financial Statements.

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS

                           For the nine            For the nine
                           months ended            months ended
                           September 30,           September 30,
                               2001                    2000
                           -------------           -------------


CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)         $   (7,850)             $    1,666
Adjustments to reconcile
net income (loss) to cash
provided by operating
activities:
  Depreciation            $    2,358              $    2,358
  Decrease in accounts
  receivable              $      0                $      0
  Increase in inventory   $   (1,378)             $   (6,035)
  Increase in accounts
  payable                 $    5,006              $   11,552
  Decrease in accrued
  liabilities             $    2,263              $      0
  Increase in accrued
  liabilities             $      0                $   (9,460)
                              -------             -------------


 Net cash provided by
 operating activities     $     399               $       81
                             --------             -------------


Cash Flows From Investing
Activities
  Purchase of property
  & equipment             $      0                $        0
                            ---------             ------------
Net cash (used in)
investing activities      $      0                $        0
                           ----------             -------------

CASH FLOWS FROM
FINANCING ACTIVITIES
 Issue common stock       $      0                $        0
                           ----------             ------------

 Net increase (decrease)
  in cash                 $    399                $        81

 Cash, Beginning of
 period                   $    109                $       245
                          ----------              -------------

Cash, Ending of period    $    508                $       326
                          ==========              =============



   See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                            For the three             For the three
                            months ended              months ended
                            September 30,             September 30,
                              2001                        2000
                            -------------             -------------


CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)           $   (1,163)                $   555
Adjustments to reconcile
net income (loss) to cash
provided by operating
activities:
 Depreciation               $      786                 $   786
 Decrease in accounts
 receivable                 $       0                  $    0
 Increase in inventory      $      885                 $(6,116)
 Increase in accounts
 payable                    $       0                  $ 10,800
 Decrease in accrued
 liabilities                $       0                  $    0
 Increase in accrued
 liabilities                $       0                  $ (6,225)
                            ------------               -------------


Net cash provided by
operating activities        $      508                 $   (200)
                            -------------              --------------


Cash Flows From
Investing Activities
  Purchase of property
  & equipment               $       0                  $     0
                            ------------                ------------
Net cash (used in)
investing activities        $       0                  $     0
                            -------------               -------------

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issue common stock        $       0                  $     0
                            ------------                ------------

Net increase (decrease)
in cash                     $     508                  $    (200)

Cash, Beginning of period   $      0                   $     526
                             ------------               -------------

Cash, Ending of period      $     508                  $     326
                             =============              =============



         See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                            STATEMENTS OF CASH FLOWS


                               For the year          For the year
                               ended                 ended
                               December 31,          December 31,
                                  2000                  1999
                               ---------             ------------


CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)             $      (6,881)        $     (38,132)
Adjustments to reconcile
net income (loss) to cash
provided by operating
activities:
   Depreciation               $       3,144                 6,288
   Decrease in accounts
   receivable                 $           0                     0
   Increase in inventory      $      (4,282)         $      (3,042)
   Increase in accounts
   Payable                    $       8,796          $      21,639
   Decrease in accrued
   liabilities                $           0          $      12,851
   Increase in accrued
   liabilities                $        (913)         $           0
                                  -------------          -------------


Net cash provided by
operating activities          $        (136)          $        (396)
                                  --------------        --------------


CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of property
& equipment                   $           0           $           0
                                    ------------         ------------
Net cash (used in)
investing activities          $           0           $           0
                                   -------------         -------------

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue common stock            $           0           $           0
                                    ------------         ------------

Net increase (decrease)
in cash                       $        (136)          $        (396)

Cash, Beginning of period     $         245           $         641
                                    ------------        -------------

Cash, Ending of period        $         109           $         245
                                   =============         =============



 See Accompanying Notes to Financial Statements

                             EIGHT BALL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized October 9, 1997 under the laws of the State of Nevada, under the name Eight Ball Corporation.
The Company operates in the pool hall and restaurant industries.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
-----------------
The Company records income and expenses on the accrual method of accounting.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents
--------------------
For the statements of cash flows, all highly liquid assets with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999 and December 31, 2000 and September 30, 2001.

Inventory
---------
Inventories are stated at the lower cost (which approximates first in, first out cost) or market.

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is recorded using the straight line method over the estimated useful life of the asset of three to seven years.

Income taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                        EIGHT BALL CORPORATION
               NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings
Per Share."Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001 and December 31, 2000 and 1999, the Company had no dilutive common stock equivalents such as stock options.


         NOTE 3  INVENTORY

Inventories consist of the following:


                            December 31,     December 31,
                                2000             1999
                            -----------      -----------
    Finished Goods          $         0      $         0
    Goods in process        $         0      $         0
    Raw materials           $    13,984      $     9,702
                             -----------      -----------
        Total inventories   $    13,984      $     9,702
                             ===========      ===========

         NOTE 4 PROPERTY AND EQUIPMENT

The Company s property and equipment consisted of the following:



                             December 31,     December 31,
                                2000             1999
                              -----------      -----------
     Leasehold Improvements  $         0      $         0
     Manufacturing equipment $         0      $         0
     Computer equipment,
     office furniture and
     other                   $    31,436      $    31,436
                              -----------      -----------
                             $    31,436      $    31,436
     Less:  Accumulated
            depreciation     $   (12,575)     $    (9,431)
                               -----------      -----------
                             $    18,861      $    22,005
                               ===========      ===========

                             EIGHT BALL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5  STOCKHOLDERS EQUITY

The authorized common stock of Eight Ball Corporation consists of 50,000 shares with a par vale of $0.0001 per share.

On October 9, 1997, the Company issued 50,000 shares of its common stock for $50,000 cash
On September 15, 1998, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended, in reliance upon exemption from registration from registration afforded by sections 4(2) and 2(b) of the Securities Act and Regulation D promulgated thereunder. The company sold 100,000 shares at a price of $0.25 per share for a total amount raised of $25,000.

NOTE 6  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases retail space for its restaurant and pool hall. The facility lease is for a period of two years and five months. The lease provides a renewal option of two five year additional terms. Total rent expense was $15,000 for the year ended December 31, 1998. Total rent expense was $82,092 for the year ended December 31, 2000. Total rent expense was $49,780 for the nine months ended September 30, 2001.

Estimated future minimum lease payments as of September 30, 2001 are as follows:


Year ending December 31, 2001        $12,222
Year ending December 31, 2002        $56,076
Year ending December 31, 2003        $56,076
Year ending December 31, 2004        $56,076
Year ending December 31, 2005        $18,692
                                     --------
                                     $199,142


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL OVERVIEW

   The Registrant, Eight Ball Corporation, is a Nevada corporation formed on October 9, 1997. It is currently doing business as Westchester Sports Grill. Westchester Sports Grill is located at 5630 West Manchester Boulevard, Los Angeles, California, 90045. Since its opening in July of 1998, Westchester Sports Grill has served the residential, university, commercial, and tourist communities in its surrounding areas. Westchester Sports Grill provides dining, including alcoholic beverages, and entertainment services to its customers. Westchester Sports Grill s niche is in providing:

  o live bands performing Hispanic dance music, with dancing areas

  o sports oriented entertainment including video games, billiard tables, and television monitors showing sports events and news

  o restaurant dining that provides a hint of Mexican flavor to an American cuisine

RESULTS OF OPERATIONS

STATEMENT ON FORWARD LOOKING INFORMATION

   Certain information included herein contains statements that may be considered forward looking, such as statements relating to anticipated performance and financing sources. Any forward looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and are subject to change. Actual results of the Company s operations may vary materially from any forward looking statement made by or on behalf of the Company. Forward looking statements should not be regarded as a representation by the Company or any other person that the forward looking statements will be achieved. Undue reliance should not be placed on any forward looking statements. Some of the contingencies and uncertainties to which any forward looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

COMPARISON OF THREE AND NINE MONTHS ENDED September 30, 2001 AND 2000.

         REVENUES.  Revenues increased for the  nine months ended
September 30, 2001 by approximately $49,800 or 20 % over the same periods of the prior year. This increase during the 2001 period was due primarily to an increase in the average number of the Companys restaurant and bar patrons, as well as increased customer awareness of the Company.

    COSTS OF REVENUES. Costs of revenues decreased for the three and nine months ended September 30, 2001 by approximately $41,000 or 302 % over the same periods of the prior year. The increases during the 2001 periods were directly related to the increases in sales during the 2001 periods. Gross profits decreased for the three and nine months ended September 30, 2001 from approximately $149,426 to $98,563.

         LIQUIDITY AND CAPITAL RESOURCES

  The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and, if needed, to procure short and longterm financing to continue development of its restaurant and entertainment operations through Westchester Sports Grill. There is no assurance that, if needed, short and longterm financing could be obtained to fulfill the Company s capital needs. If needed, the Company s management may offer shortterm loans in order to provide liquidity for Westchester Sports Grill. In addition, if needed, the Company may attempt to sell additional common stock to meet its current and future capital needs. The Company currently does not have plans to obtain a line of credit from a financial institution, as it is currently able to continue operations of Westchester Sports Grill without additional financing. However, if the Company cannot maintain its operations through revenues obtained by Westchester Sports Grill, and could not obtain either short or long term funding or funding through the sale of its common stock, the Company would be unlikely to continue its operations.

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the restaurant and entertainment businesses. Such risks include, but are not limited to, a large amount of competing businesses. To address these risks we must, among other things, continue to expand our niche in providing live Hispanic music entertainment and high quality Mexican American cuisine. Currently, the Company has no material commitments for capital expenditures. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our financial condition and results of operations.

         ASSETS AND  LIABILITIES.  As of the nine months ended
September 30, 2001, the Company had assets of approximately $33,540 compared to $32,950 as of December 31, 2000. The increase of assets in 2001 was due primarily to an increase in raw materials in inventory.
The Companys current liabilities increased to $73,060 for the nine months ended September 30, 2001 compared to $65,790 as of the end of December 31, 2000. This increase was due mainly to an increase in accounts payable and accrued liabilities during the 2001 period.

                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.

(a)      Exhibits.

Exhibit
Number            Description
---------------------------------------------------------------------

3.1   Articles of Incorporation of Eight Ball Corporation
      (Incorporated by reference from Exhibit 3.1 of Form 10QSB filed March 12, 2001).

3.2   Bylaws of Eight Ball Corporation
      (Incorporated by reference from Exhibit 3.2 of Form 10QSB filed March 12, 2001).

10.1  Lease
      (Incorporated by reference from Exhibit 10.1 of Form 10KSB filed April 18, 2001).


(b)      Reports on Form 8K.

 The Company filed a Form 8K on January 16, 2001 regarding the delayed filing of its quarterly report on Form 10QSB for the period ending September 30, 2000, due to a change in legal services used by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             EIGHT BALL CORPORATION,
                         d/b/a Westchester Sports Grill
                         ------------------------------
                                  (Registrant)

Date:    November 15, 2001
         ----------------

/s/ ALFONSO HERNANDEZ, JR.
    ----------------------
    ALFONSO HERNANDEZ, JR.
    PRESIDENT
    EIGHT BALL CORPORATION,
    d/b/a Westchester Sports Grill