Form 10KSB
period 2001-12-31
ASTIR INC
filed 2002-02-14
CIK 1081184

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                          FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the year ended December 31, 2001.


Commission File Number 33-18385-LA


ASTIR, INC.
(Exact name of registrant as specified in its charter)

Nevada				 88-0306861
(State of organization)    (I.R.S. Employer Identification No.)

8100 W. Sahara, 2nd Floor, Las Vegas, NV  89117
(Address of principal executive offices)

Registrant's telephone number, including area code:
(702) 966-0600

Registrant' Attorney:  O. Robert Meredith, Esq.
                       311 S. State Street
                       Suite 380
                       Salt Lake City, Utah 84111


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

Issuer's Revenue during the year ended December 31, 2001:  $0


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

During the fourth quarter of 2001, no matters were submitted to the shareholders of the Company for their vote.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;
 1.the available technical, financial and managerial resources 2.working capital and other financial requirements
 3.history of operation, if any
 4.prospects for the future
 5.present and expected competition
 6.the quality and experience of management services which may be available and the depth of that management
 7.the potential for further research, development or exploration 8.specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
 9.the potential for growth or expansion
 10.the potential for profit
 11.the perceived public recognition or acceptance of products, services or trades
 12.name identification

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

In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place his/her respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. The Company's legal counsel is O. Robert Meredith, Esq., 311 S. State Street Salt Lake City, Utah 84111. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

ITEM 13.	FINANCIAL EXHIBITS