Form 10-Q
period 2002-03-31
ASTIR INC
filed 2002-05-08
CIK 1081184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
2002.
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _____ TO _____.

COMMISSION FILE NUMBER: 000-26045

ASTIR, INC.
---------------------------------------
(Exact name of small business issuer as specified in its charter)

    Nevada                                 88-0306861
-------------------------------        ---------------
(State or other jurisdiction of       (IRS Employer
 incorporation or organization)        Identification No.)

  8100 West Sahara Ave.,
  Suite 200
  Las Vegas, Nevada                             89117
----------------------------------------    ------------
(Address of principal executive offices)     (Zip Code)

(702) 966-0600
-------------------------
Registrant's telephone number, including area code

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
At June 30, 2001 there were 2,500,000 issued and outstanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTIR, INC.

FINANCIAL STATEMENTS


TABLE OF CONTENTS
                                             Page(s)
                                             ------
 Independent Auditor's Report                   1

 Financial Statements

 Balance Sheets                                 2

 Statements of Operations                       3-4

 Statement of Changes in Stockholders' Equity   5

 Statements of Cash Flows                       6-7

 Notes to Financial Statements                  8-9

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Astir, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Astir, Inc. (a development stage company), as of March 31, 2002 and December 31, 2001 and as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the six month period and the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astir, Inc. (a development stage company) at March 31, 2002 and at December 31, 2001 and at December 31, 2000, and the results of its operations and its cash flows for the six month period and years then ended in conformity with generally accepted accounting principles.

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


/s/ KURT D. SALIGER, CPA
    ----------------------
    KURT D. SALIGER
    CERTIFIED PUBLIC ACCOUNTANT
    May 3, 2002

Las Vegas, Nevada

ASTIR, INC
(A Development Stage Company)

BALANCE SHEETS


                            March 31,  December 31,   December 31,
                             2002         2001            2000
                            --------   -----------    -----------
       ASSETS
CURRENT ASSETS
  Cash                    $     289     $     316      $     149
                          ---------     ---------      ---------
  TOTAL CURRENT ASSETS    $     289     $     316      $     149
                          ---------     ---------      ---------
  TOTAL ASSETS            $     289     $     316      $     149
                          =========     =========      =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances       $   8,525     $   8,525      $  8,165
                          ---------     ---------      --------
TOTAL CURRENT
LIABILITIES               $   8,525     $   8,525      $  8,165

LONG-TERM DEBT            $       0     $       0      $      0

STOCKHOLDERS' EQUITY
  Common stock: $.001 par value
  authorized 50,000,000 shares;
  issued and outstanding
  2,500,000 shares        $   2,500     $   2,500      $   2,500

  Additional Paid in
  Capital                 $       0     $       0      $       0

  Deficit Accumulated
  During Development
  Stage                     (10,736)      (10,709)       (10,516)
                          ----------      --------      ---------
TOTAL STOCKHOLDERS'
EQUITY                    $ ( 8,236)    $  (8,209)     $  (8,016)
                           ---------    ----------     ----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY    $     289     $     316      $     149
                          =========     =========      ==========


     See Accompanying Notes to Financial Statements.

ASTIR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                     Jan. 1, 2002        Sept. 21, 1993
                     to March 31,        (inception) to
                      2002               March 31, 2002
                    -----------          --------------

INCOME
  REVENUES           $     0                $      0
                     -------                 -------
TOTAL INCOME         $     0                $      0

EXPENSES
General and
Administrative       $    27                $ 10,736
                     -------                --------
TOTAL EXPENSES       $    27                $ 10,736
                     -------                --------
NET PROFIT (LOSS)    $   (27)               $(10,736)
                     ========               =========
NET PROFIT (LOSS)
PER SHARE              NIL                     NIL
                     ========               =========
AVERAGE NUMBER
OF SHARES OF
COMMON STOCK
OUTSTANDING        2,500,000                 2,500,000
                   =========                 =========


See Accompanying Notes to Financial Statements.

ASTIR, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                       Jan. 1, 2001       Jan. 1, 2000
                        to December        to December
                          31, 2001           31, 2000
                       -----------        ------------
INCOME
  REVENUES             $      0            $      0
                       --------            --------
  TOTAL INCOME         $      0            $      0
EXPENSES
General and
Administrative         $    193            $  1,066
                       --------            --------
TOTAL EXPENSES         $    193            $  1,066
                       --------            --------
NET PROFIT
(LOSS)                 $   (193)           $ (1,066)
                       =========           =========
NET PROFIT
(LOSS)
PER SHARE                  NIL                 NIL
                       =========           =========
AVERAGE NUMBER
OF SHARES
OF COMMON STOCK
OUTSTANDING            2,500,000           2,500,000
                       =========           =========

See Accompanying Notes to Financial Statements.

ASTIR, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
March 31, 2002

              Common Stock
              ------------                           (Deficit)
              Number                 Additional      Accumulated
                of                   Paid-In          During
              Shares       Amount    Capital         Development
                                                       Stage
              --------    --------   ---------       -----------
Balance at
December 31,
1998          2,500,000  $   2,500   $      0        $  (8,865)

Net (Loss)
year ended
December 31,
1999                                                 $    (585)
              ---------  ---------    ---------      ----------
Balance at
December 31,
1999          2,500,000  $   2,500   $      0        $  (9,450)

Net (Loss),
year ended
December 31,
2000                                                 $  (1,066)
             ---------   -----------  -----------    -----------
Balance at Dec.
31, 2000      2,500,000  $   2,500   $      0        $ (10,516)

Net (Loss)
year ended
December 31,
2001                                                 $    (193)
             ----------   -----------  -----------   -----------
Balance
December 31,
2001          2,500,000  $   2,500   $      0        $ (10,709)

Net (loss)
three months
ended March 31,
 2002                                                $     (27)
              ---------  -----------  -----------    ----------
Balance at
March 31,
2002          2,500,000  $   2,500   $       0       $ (10,736)
              =========  =========   =========       ==========

See Accompanying Notes to Financial Statements.

ASTIR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                 Jan.1,          Sept. 21,
                                 2002            1993
                               to March 30,      (inception)
                                 2002            to March 31,
                                                    2002
                                -----------      -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)                        $     (27)       $ (10,736)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:

Increase in officers
advances                          $       0        $   8,525
                                  ----------       ----------
Net cash provided (used) by
  operations                      $     (27)       $  (2,211)
                                  ----------       ----------
CASH FLOWS FROM
INVESTING ACTIVITIES              $       0        $       0
CASH FLOWS FROM FINANCING
ACTIVITIES

Issue common stock                $       0        $   2,500
                                  ----------       ----------
Net increase (decrease) cash      $     (27)       $     289

Cash, Beginning of Period         $     316        $       0
                                  ----------       ----------
Cash, Ending of Period            $     289        $     289
                                  ==========       ==========




See Accompanying Notes to Financial Statements

ASTIR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                               Jan. 1, 2001     Jan. 1, 2000
                                to December     to December
                                31, 2001          31, 2000
                               ------------      ------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                      $   (193)       $  (1,066)
Adjustment to reconcile
net (loss) to net cash
provided by operating
activities:

Increase in officers
advances                        $    360         $    900
                                ---------        ---------
Net cash provided
(used) by operations            $   (167)        $   (166)
                                ---------        ---------
CASH FLOWS FROM
INVESTING ACTIVITIES            $      0         $      0
CASH FLOWS FROM
FINANCING ACTIVITIES

Issue common stock              $      0         $      0
                                ---------        ---------
Net increase
(decrease) cash                 $    167         $   (166)

Cash, Beginning of Period       $    149         $    315
                                ---------        ---------
Cash, Ending of Period          $    316         $    149
                                =========        =========



See Accompanying Notes to Financial Statements

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
December 31, 2001
December 31, 2000

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

NOTE 2- ACCOUNTING POLICIES AND PROCEDURES

THE COMPANY HAS NOT DETERMINED ITS ACCOUNTING POLICIES AND
PROCEDURES, EXCEPT
AS FOLLOWS:

   A) THE COMPANY USES THE ACCRUAL METHOD OF ACCOUNTING.

   B) EARNINGS OR LOSS PER SHARE IS CALCULATED USING THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF THE BALANCE SHEET DATE.

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

NOTE 4- WARRANTS AND OPTIONS

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY
ADDITIONAL SHARES OF COMMON STOCK.

ASTIR, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
December 31, 2001
December 31, 2000

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

NOTE 6- OFFICERS ADVANCES

WHILE THE COMPANY IS SEEKING ADDITIONAL CAPITAL THROUGH A MERGER
WITH AN EXISTING OPERATING COMPANY, AN OFFICER OF THE COMPANY HAS
ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR COSTS INCURRED
BY IT. THESE FUNDS ARE INTEREST-FREE.

Item 2.  MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking Statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

Plan of Operation - General
---------------------------
The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm with only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

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

Sources of Opportunities
------------------------
The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

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

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction and ratably is down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products, which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities
---------------------------
The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:
1.  The available technical, financial and managerial resources
2.  Working capital and other financial requirements
3.  History of operation, if any
4.  Prospects for the future
5.  Present and expected competition
6. The quality and experience of management services which may be available and the depth of that management
7.  The potential for further research, development or exploration
8. Specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
9.  The potential for growth or expansion
10. The potential for profit
11. The perceived public recognition or acceptance of products, services or trades
12. Name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. The Company and, therefore, its shareholders will assume such risks.

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

Acquisition of Opportunities
----------------------------
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities at the time the transaction is consummated, under certain conditions or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in the Company's Common Stock, may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368 (a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company, which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds, which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

Competition
-----------
The Company is an insignificant participant among firms, which engage in business combinations with, or financing of, development
- stage enterprises. There are many established management and financial consulting companies and venture capital firms who have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage due to the Company's competitors.

Regulation and Taxation
-----------------------
The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds it's self out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company". The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees
---------
The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.     Description
----------      ---------------------------------------------
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

                                   ASTIR, INC.
                               ------------------
                              (Name of Registrant)

Date:  May 8, 2002                        By: /s/ JORGE MELGAR
                                              ------------------
                                                  JORGE MELGAR
                                                  PRESIDENT