Form 10-Q
period 2002-06-30
ASTIR INC
filed 2002-08-16
CIK 1081184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
2002.
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _____ TO _____.

COMMISSION FILE NUMBER: 000-26045

ASTIR, INC.
- ---------------------------------------
(Exact name of small business issuer as specified in its charter)

    Nevada                                 88-0306861
- -------------------------------        ---------------
(State or other jurisdiction of       (IRS Employer
 incorporation or organization)        Identification No.)

  8100 West Sahara Ave.,
  Suite 200
  Las Vegas, Nevada                             89117
- ----------------------------------------    ------------
(Address of principal executive offices)     (Zip Code)

(702) 966-0600
- -------------------------
Registrant's telephone number, including area code

N/A
- ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for
the past 90 days. YES [ ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
At June 30, 2002 there were 2,500,000 issued and outstanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
YES [ ]   NO [X]
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONTENTS

								Page

Accountant's Review Report		 		   	  1

Financial Statements

Balance Sheet							  2

Statement of Operations							  3

Statement of Stockholders' Equity					  4

Statement of Cash Flows							  5

Notes to Financial Statements						  6

MARK SHERMAN CPA PROFESSIONAL CORP.
316 SOUTH JONES BOULEVARD
LAS VEGAS, NV  89107
PHONE (702) 645-6318 FAX: (702) 645-1604


ACCOUNTANT'S REVIEW REPORT

Board of Directors
Astir, Inc.
Las Vegas, Nevada

	I have reviewed the accompanying balance sheet of Astir, Inc.(a Nevada Corporation) as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Astir Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 3, 2002, but I have not performed any auditing procedures since that date.

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


Mark Sherman CPA Professional Corp
August 12, 2002


ASTIR, INC.
( A Development Stage Company )
BALANCE SHEETS
					(Unaudited) (Audited) (Audited)(Audited)
						June 30,	March 31,  Dec 31,  Dec 31,							  2002	 2002		2001	   2000

ASSETS
CURRENT ASSETS
	Cash					$    262 $    289	  $    316	$    149
	  TOTAL CURRENT ASSETS		$    262 $    289   $    316	$    149


OTHER ASSETS				$      0 $      0   $      0  $      0

	TOTAL ASSETS			$    262 $    289   $    316	$    149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Officers Advances			$  8,525  $ 8,525	  $  8,525	$  8,165
	  TOTAL CURRENT LIABILITIES	$  8,525 $  8,525	  $  8,525 	$  8,165

LONG-TERM LIABILITIES			$      0 $      0	  $      0	$      0

STOCKHOLDERS' EQUITY
	Common Stock, $.001 par value
	Authorized 50,000,000 shares; issued
	and outstanding $2,500,000 shares $  2,500  $ 2,500  $   2,500   $ 2,500

	Additional Paid In Capital	$      0  $     0  $       0   $     0

	Deficit Accumulated
	During Development Stage	($ 10,763)($ 10,736)($ 10,709)($ 10,516)

	TOTAL STOCKHOLDERS' EQUITY	($  8,263)($  8,236)($  8,209)($  8,016)

		TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$    262  $    289  $    316  $    149














See accompanying notes to financial statements.
2-



ASTIR, INC.
( A Development Stage Company )
STATEMENT OF OPERATIONS
(Unaudited)	     (Audited)	      (Audited)	        (Audited)	     (Audited)
	    	   Apr 1,2002  Jan 1,2002   Jan 1,2001  Jan 1, 2000 Sep. 21, 1993
		        to        to           to	        to 	   (inception)to
		June 30,2002 Mar 31,2002  Dec 31,2001 Dec 31,2000  June 30, 2002

REVENUES	   $      0	 $      0	  $      0	 $      0		$        0
  TOTAL REVENUE$      0  $      0 	  $      0	 $      0		$        0


EXPENSES

General and
  Administrative $  27     $    27    $    193   $  1,066		$  10,763
TOTAL EXPENSES   $  27	   $    27    $    193	 $  1,066		$  10,763
		     		      		           	_________
NET PROFIT(LOSS)($ 27)	  ($    27)  ($    193 ) ($  1,066)	     ($  10,763)

NET PROFIT(LOSS)
PER SHARE	    ($ NIL   ) ($ NIL  )  $(  NIL ) ($    NIL) 		($    NIL)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING2,500,000 2,500,000  2,500,000	  2,500,000		2,500,000

























See accompanying notes to financial statements
-3-

ASTIR, INC.
( A Development Stage Company )
STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 30, 2002

			 		   Common Stock		Accumulated
	                  Number	Additional	      During
			 Of		Paid In		Development
			Shares 	Amount  Capital     _	Stage(Deficit)

Balance Dec. 31, 1998	2,500,000  	 $2,500	   $0		       $ 8,865)

Net (Loss), Dec. 31, 1999_______	_________	____________  	__$  585)

Balance Dec. 31, 1999	2,500,000	 $2,500        $0	            ($ 9,450)
Net (Loss), Dec. 31, 2000 		        				($ 1,066)

Balance Dec. 31, 2000	2,500,000	 $2,500	   $0			($10,516)

Net (Loss),  Dec. 31, 2001_______ 	_________	____________	_$   193)

Balance Dec. 31, 2001	2,500,000 	 $2,500        $0		       ($10,709)

Net (Loss), Mar. 31, 2002_______	_________	____________	 ($    27)

Balance, Mar. 31, 2002	2,500,000	 $2,500	   $0			 ($10,736)

Net (Loss), Jun. 30, 2002			      		       ($    27)

Balance Jun 30, 2002	2,500,000 	 $2,500	   $0       	$($10,763)




















See accompanying notes to financial statements.
-4-
ASTIR, INC.
( A Development Stage Company )
STATEMENT OF CASH FLOWS

(Unaudited)	(Audited)	 (Audited) (Audited)      (Audited)
			Apr 1, 2002 Jan 1, 2002 Jan 1,2001 Jan 1,2000	  Sep.21, 1993
			   to  	   to	          to	  to	       (inception)
		    June 30,2002 Mar 31,2002 Dec 31,2001 Dec 31,2000 to Jun 30, 2002
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)	($  27)	($   27)	  ($  193)	($  1,066)   ($10,763)

Adjustments to reconcile
net income(loss) to cash
provided by operating
activities:

Inc in Officers advances$   0 	 $    0	   $  360	 $    900  	  $ 8,525

NET CASH PROVIDED BY
(USED IN)OPERATING
ACTIVITES		($27)	       ($   27)	 $    167	 ($   166)   ($ 2,238)

CASH FLOWS FROM
INVESTING
ACTIVITIES		 ($ 0)	($     0)	  ($    0)	 ($     0)	 ($     0)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock$  0 	$      0      $     0 	 $     0 	  $ 2,500
Net increase
(decrease) in Cash ($27)     ($     27)  	  $   167   ($   166)     $   262

Cash
Beginning of Period $  289  	$    316	   $	149 	 $   315 	  $     0
Cash			 _______   	____  __	                     	  _______
End of Period	   $  262  	$    289 	   $  316 	$    149 	  $   262














See accompanying notes to financial statements.

-5-

ASTIR, INC.
( A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
MARCH 31, 2002
DECEMBER 31, 2001
DECEMBER 31, 2000

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

	The Company was organized on September 21, 1993 under the laws of the State of
Nevada.  The Company current has no operations and, in accordance with SFAS #7, is considered a development stage company.

	On October 20, 1993, the Company issued 2,500,000 shares of $0.001 par value common stock for $2,500 in cash.

	On July 22, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000 common shares.  The par value of the common stock was unchanged at $0.001 per share.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

	The Company has not determined its accounting policies and procedures, except as follows:
	1)The Company uses the accrual method of accounting.
2)Earning or loss per share is calculated using the number of shares of common stock outstanding as of the balance sheet date.
3)The Company has not yet adopted any policy regarding payment of dividends.
 No dividends have been paid since inception.

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

-6-

ASTIR, INC.
( A Development Stage Company )
NOTES TO FINANCIAL STATEMENTS(CONT'D)
JUNE 30, 2002
MARCH 31, 2002
DECEMBER 31, 2001
DECEMBER 31, 2000





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

Plan of Operation - General
- ---------------------------
The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

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


Sources of Opportunities
- ------------------------
The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

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


Evaluation of Opportunities
- ---------------------------
The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company (see "Management"). Management intends to concentrate on identifying prospective business opportunities, which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:
1.  The available technical, financial and managerial resources
2.  Working capital and other financial requirements
3.  History of operation, if any
4.  Prospects for the future
5.  Present and expected competition
6. The quality and experience of management services which may be available and the depth of that management
7.  The potential for further research, development or exploration
8. Specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
9.  The potential for growth or expansion
10. The potential for profit
11. The perceived public recognition or acceptance of products, services or trades
12. Name identification

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

Acquisition of Opportunities
- ----------------------------
In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

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

Competition
- -----------
The Company is an insignificant participant among firms, which engage in business combinations with, or financing of, development
- - stage enterprises. There are many established management and financial consulting companies and venture capital firms who have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage due to the Company's competitors.

Regulation and Taxation
- -----------------------
The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds it's self out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company". The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees
- ---------
The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.



                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.     Description
- ----------      ---------------------------------------------
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

                                   ASTIR, INC.
                               ------------------
                              (Name of Registrant)

Date:  August 14, 2002                        By: /s/ JORGE MELGAR
                                              ------------------
                                                  JORGE MELGAR
                                                  PRESIDENT