Form 10QSB
period 2002-09-30
ASTIR INC
filed 2002-11-15
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        COMMISSION FILE NUMBER: 000-26045


                                   ASTIR, INC.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                          88-0306861
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


          8100 West Sahara Ave.,
               Suite 200
           Las Vegas, Nevada                                       89117
(Address of principal executive offices)                         (Zip Code)


                                 (702) 966-0600
               Registrant's telephone number, including area code


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 30, 2002 there were 2,500,000 issued and outstanding shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):

YES [ ]   NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements










                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

                                   ASTIR, INC.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
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

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                            316 SOUTH JONES BOULEVARD
                               LAS VEGAS, NV 89107
                    PHONE (702) 645-6318 FAX: (702) 645-1604
--------------------------------------------------------------------------------

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Astir, Inc.
Las Vegas, Nevada

     I have reviewed the accompanying balance sheet of Astir, Inc.(a Nevada Corporation) as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Astir, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principals.

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


Mark Sherman CPA Professional Corp
November 7, 2002

                                   ASTIR, INC.
                         ( A Development Stage Company )
                                 BALANCE SHEETS

                                             (Unaudited)  (Audited)   (Audited)
                                                Sep 30,     Dec 31,     Dec 31,
                                                 2002        2001        2000
                                               --------    --------    --------
                                     ASSETS
CURRENT ASSETS
     Cash                                      $    147    $    316    $    149
                                               --------    --------    --------
          TOTAL CURRENT ASSETS                 $    147    $    316    $    149


OTHER ASSETS                                   $      0    $      0    $      0
                                               --------    --------    --------

          TOTAL ASSETS                         $    147    $    316    $    149
                                               ========    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Officers Advances                         $  8,525    $  8,525    $  8,165
                                               --------    --------    --------
          TOTAL CURRENT LIABILITIES            $  8,525    $  8,525    $  8,165

LONG-TERM LIABILITIES                          $      0    $      0    $      0

STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value
       Authorized 50,000,000 shares; issued
       and outstanding $2,500,000 shares       $  2,500    $  2,500    $  2,500

     Additional Paid In Capital                $      0    $      0    $      0

     Deficit Accumulated
       During Development Stage                $(10,878)   $(10,709)   $(10,516)
                                               --------    --------    --------

     TOTAL STOCKHOLDERS' EQUITY                $ (8,378)   $ (8,209)   $ (8,016)

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY               $    147    $    316    $    149
                                               ========    ========    ========

                 See accompanying notes to financial statements.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                             STATEMENT OF OPERATIONS

                      (Unaudited)     (Audited)      (Audited)
                      Jan 1, 2002    Jan 1, 2001    Jan 1, 2000    Sep. 21, 1993
                           to             to             to         (Inception)
                      Sep 30, 2002   Dec 31, 2001   Dec 31, 2000   Sep 30, 2002
                      ------------   ------------   ------------   ------------
REVENUES              $          0   $          0   $          0   $          0
                      ------------   ------------   ------------   ------------
  TOTAL REVENUE       $          0   $          0   $          0   $          0


EXPENSES

General and
  Administrative      $        169   $        193   $      1,066   $     10,878
                      ------------   ------------   ------------   ------------
TOTAL EXPENSES        $        169   $        193   $      1,066   $     10,878
                      ------------   ------------   ------------   ------------
NET PROFIT(LOSS)      $       (169)      $( 193 )   $     (1,066)  $    (10,878)
                      ============   ============   ============   ============

NET PROFIT(LOSS)
  PER SHARE           $       (NIL)  $       (NIL)  $       (NIL)  $       (NIL)
                      ============   ============   ============   ============

AVERAGE NUMBER OF
  SHARES OF COMMON
  STOCK OUTSTANDING      2,500,000      2,500,000      2,500,000      2,500,000
                      ============   ============   ============   ============

                 See accompanying notes to financial statements.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2002

                                   Common Stock                       (Deficit)
                              -----------------------                Accumulated
                                Number                  Additional     During
                                  Of                     Paid In     Development
                                Shares       Amount      Capital        Stage
                              ----------   ----------   ----------   ----------
BALANCE DEC. 31, 1998          2,500,000   $    2,500   $        0   $   (8,865)
NET (LOSS), DEC. 31, 1999                                            $     (585)
                              ----------   ----------   ----------   ----------

BALANCE DEC. 31, 1999          2,500,000   $    2,500   $        0   $   (9,450)
NET (LOSS), DEC. 31, 2000                                            $   (1,066)
                              ----------   ----------   ----------   ----------

BALANCE DEC. 31, 2000          2,500,000   $    2,500   $        0   $  (10,516)
NET (LOSS),  DEC. 31, 2001                                           $     (193)
                              ----------   ----------   ----------   ----------

BALANCE DEC. 31, 2001          2,500,000   $    2,500   $        0   $  (10,709)
NET (LOSS), SEP. 30, 2002                                            $     (169)
                              ----------   ----------   ----------   ----------

BALANCE, SEP. 30, 2002         2,500,000   $    2,500   $        0   $  (10,878)
                              ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                             STATEMENT OF CASH FLOWS

                                 (Unaudited)    (Audited)     (Audited)
                                 Jan 1, 2002   Jan 1, 2001   Jan 1, 2000   Sep 21, 1993
                                     to            to            to        (Inception)
                                 Sep 30,2002   Dec 31,2001   Dec 31,2000   Sep 30, 2002
                                 -----------   -----------   -----------   ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net Income (Loss)                 $   (169)     $   (193)     $ (1,066)      $(10,878)

Adjustments to reconcile
  net income (loss) to cash
  provided by operating
  activities:

Inc in Officers advances          $      0      $    360      $    900       $  8,525

NET CASH PROVIDED BY
  (USED IN)OPERATING
  ACTIVITES                       $   (169)     $    167      $   (166)      $ (2,353)

CASH FLOWS FROM
  INVESTING
  ACTIVITIES                      $     (0)     $     (0)     $     (0)      $     (0)

CASH FLOWS FROM
  FINANCING ACTIVITIES
Issuance of common stock          $      0      $      0      $      0       $  2,500
                                  --------      --------      --------       --------
NET INCREASE
(decrease) in Cash                $   (169)     $    167      $   (166)      $    147

Cash
BEGINNING OF PERIOD               $    316      $    149      $    315       $      0

Cash
                                  --------      --------      --------       --------
End of Period                     $    147      $    316      $    149       $    147
                                  ========      ========      ========       ========

                 See accompanying notes to financial statements.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     The Company has not determined its accounting policies and procedures, except as follows:

     1)   The Company uses the accrual method of accounting.

     2) Earning or loss per share is calculated using the number of shares of common stock outstanding as of the balance sheet date.

     3) The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

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

                                   ASTIR, INC.
                         ( A Development Stage Company )
                      NOTES TO FINANCIAL STATEMENTS(CONT'D)
                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

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

COMPETITION

The Company is an insignificant participant among firms, which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms who have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage due to the Company's competitors.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.         Description
-----------         -----------
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

                                        ASTIR, INC.
                                        (Name of Registrant)


Date: November 12, 2002                 By: /s/ JORGE MELGAR
                                            ------------------------------------
                                            JORGE MELGAR
                                            PRESIDENT


                                  CERTIFICATION

     In connection with the Quarterly Report of Astir, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jorge Melgar, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date: November 12, 2002                 /s/ Jorge Melgar
                                        ----------------------------------------
                                        Jorge Melgar
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER