Form 10KSB
period 2002-12-31
ASTIR INC
filed 2003-05-12
CIK 1081184

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 2002.

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

Issuer's Revenue during the year ended December 31, 2002:  $0

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

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly- owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at this time.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4.  SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2002, no matters were submitted to the shareholders of the Company for their vote.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for Astir's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward- looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward- looking statements contained in this Statement.

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

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly- owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or essentially in any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

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

1.   the available technical, financial and managerial resources;
2.   working capital and other financial requirements;
3.   history of operation, if any;
4.   prospects for the future;
5.   present and expected competition;
6. the quality and experience of management services which may be available and the depth of that management;
7.   the potential for further research, development or exploration;
8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
9.   the potential for growth or expansion;
10.  the potential for profit;
11. the perceived public recognition or acceptance of products, services or trades; and
12.  name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is completed, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's Officers and Directors may, as part of the terms of the transaction, resign and be replaced by new Officers and Directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and State securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

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

Information as to the Directors and Executive Officers of the Company is as follows:

Name/Address                        Age                   Position

Jorge E. Melgar
13719 W. Cambridge Ave.
Goodyear, AZ 85375                  27                   President/Director

Silvia B Orellana
21041 N. 61st Dr.
Glendale, AZ 85308                  31                   Secretary/Director

Jeff W Bradley
1522 Marita Dr.
Boulder City, NV 89005              47                   Treasurer/Director


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

ITEM 10. EXECUTIVE COMPENSATION

None of the Company's Officers and/or Directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They both have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay Officers or Directors. Further, none of the Officers or Directors are accruing any compensation pursuant to any agreement with the Company.

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

  Title of        Name of Owner         Shares              Percentage of
   Class                                Beneficially        Ownership
                                        Owned

   Common         Jorge E. Melgar       100,000                 4%

   Common         Silvia B. Orellana    100,000                 4%

   Common         Jeff W. Bradley       100,000                 4%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as Officers or Directors or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed through their own initiative.

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

In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place his/her respective stock certificate(s) with the Company's legal counsel, who will not release these respective certificate(s) until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. The Company's legal counsel is O. Robert Meredith, Esq., 311 S. State Street Salt Lake City, Utah 84111. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

ITEM 13. FINANCIAL EXHIBITS



                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

                                   ASTIR, INC.


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

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Astir, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Astir, Inc. as of December 31, 2002; and the related statement of operations, stockholders' equity and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financials referred to above present fairly, in all material respects, the financial position of Astir, Inc. at December 31, 2002; and the results of operations and their cash flows for the period ended December 31, 2002 in conformity with generally accepted accounting principles.

The financial statements for the quarter ended March 31, 2002 and years ended December 31, 2001 and December 31, 2000 were audited by other auditors and they expressed an unqualified opinion on them in their report dated May 3, 2002.

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




                                                        MARK SHERMAN, CPA
                                                        PROFESSIONAL CORPORATION
March 25, 2003



                                     ASTIR, INC.
                           ( A Development Stage Company )
                                   BALANCE SHEETS


                                                   Dec 31,      Dec 31,         Dec 31,
                                                    2002         2001            2000
                                     ASSETS
CURRENT ASSETS
         Cash                                     $    117           316           149
         Interest Receivable                         1,019
                                                  --------      --------      --------
           TOTAL CURRENT ASSETS                   $  1,136           316           149


OTHER ASSETS
      Note Receivable                             $ 10,000             0             0
                                                  --------      --------      --------

         TOTAL ASSETS                             $ 11,136           316           149
                                                  ========      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Officers Advances                        $    843         8,525         8,165
         Interest Payable

           TOTAL CURRENT LIABILITIES              $    843         8,525         8,165

LONG-TERM LIABILITIES

         Notes Payable                            $ 18,785             0             0

STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares; issued
         and outstanding $2,500,000 shares        $  2,500         2,500         2,500

         Additional Paid In Capital               $      0             0             0

         Deficit Accumulated
         During Development Stage                 $(10,992)      (10,709)      (10,516)
                                                  --------      --------      --------

         TOTAL STOCKHOLDERS' EQUITY               $ (8,492)       (8,209)       (8,016)
                                                  --------      --------      --------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY            $ 11,136           316           149
                                                  ========      ========      ========








                 See accompanying notes to financial statements.




                                     ASTIR, INC.
                            (A Development Stage Company)
                               STATEMENT OF OPERATIONS


                      Jan 1, 2002      Jan 1, 2001      Jan 1, 2000      Sep. 21, 1993
                           to               to              to            (inception)
                      Dec 31,2002      Dec 31,2001     Dec 31, 2000     to Dec 31, 2002
REVENUES              $         0      $         0      $         0      $         0
                      -----------      ------------     -----------      ------------
  TOTAL REVENUE       $         0      $         0      $         0      $         0


EXPENSES

General and
  Administrative      $       283      $       193      $     1,066      $    10,992
                      -----------      ------------     -----------      ------------
TOTAL EXPENSES        $       283      $       193      $     1,066      $    10,992
                      -----------      ------------     -----------      ------------

NET PROFIT(LOSS)      $      (283)     $      (193)     $    (1,066)     $   (10,992)
                      ===========      ============     ===========      ============
NET PROFIT(LOSS)
PER SHARE             $      (NIL)     $      (NIL)     $     (NIL)      $      (NIL)
                      ===========      ============     ===========      ============

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING     $ 2,500,000        2,500,000        2,500,000        2,500,000
                      ===========      ============     ===========      ============










                   See accompanying notes to financial statements



                                      ASTIR, INC.
                            ( A Development Stage Company )
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                   DECEMBER 31, 2002


                                      Common Stock                            (Deficit)
                                                                            Accumulated
                                  Number                     Additional        During
                                    Of                       Paid In        Development
                                  Shares        Amount       Capital           Stage
                                 ---------     ---------     ---------      ----------
Balance Dec. 31, 1998            2,500,000     $   2,500     $       0      ($  8,865)

Net (Loss), Dec. 31, 1999             --            --            --        ($    585)
                                 ---------     ---------     ---------      ----------

Balance Dec. 31, 1999            2,500,000     $   2,500     $       0      ($  9,450)

Net (Loss), Dec. 31, 2000             --            --            --        ($  1,066)
                                 ---------     ---------     ---------      ----------

Balance Dec. 31, 2000            2,500,000     $   2,500     $       0      ($ 10,516)

Net (Loss),  Dec. 31, 2001 -          --            --                      ($    193)
                                 ---------     ---------     ---------      ----------

Balance Dec. 31, 2001            2,500,000     $   2,500     $       0      ($ 10,709)

Net (Loss), Dec. 31, 2002             --            --            --        ($    283)
                                 ---------     ---------     ---------      ----------

Balance, Dec. 31, 2002           2,500,000     $   2,500     $       0      ($ 10,992)
                                 =========     =========     =========      =========




                    See accompanying notes to financial statements.


                                                     ASTIR, INC.
                                            (A Development Stage Company)
                                               STATEMENT OF CASH FLOWS


                                                Jan 1, 2002        Jan 1,2001       Jan 1,2000       Sep 21, 1993
                                                      to               to               to            (inception)
                                                Dec 31,2002       Dec 31,2001      Dec 31,2000      to Dec 31, 2002
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                              $       (283)     $       (193)     $     (1,066)     $    (10,992)

Adjustments to reconcile net
income(loss) to cash provided by operating
activities:
(Inc) in Interest receivable                   $     (1,019)     $          0      $          0      $     (1,019)
(Dec)Inc in Officers advances                  $     (8,525)     $        360      $        900      $          0
 Inc in Interest Payable                       $      1,103      $          0      $          0      $      1,103
NET CASH PROVIDED BY
(USED IN)OPERATING
ACTIVITES                                      $     (8,724)     $        167      $       (166)     $    (10,908)

CASH FLOWS FROM
INVESTING
ACTIVITIES                                     $      8,525      $         (0)     $         (0)     $      8,525

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock                       $          0      $          0      $          0      $      2,500
                                               ------------      ------------      ------------      ------------
Net increase
(decrease) in Cash                             $       (199)     $        167      $       (166)     $        117

Cash
Beginning of Period                            $        316      $        149      $        315      $          0

Cash                                                   --                --                --
                                               ------------      ------------      ------------      ------------
End of Period                                  $        117      $        316      $        149      $        117
                                               ============      ============      ============      ============




                                   See accompanying notes to financial statements.

                                                         20

                                   ASTIR, INC.
                         ( A Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

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

NOTE 5 - NOTE RECEIVABLE-The company loaned $10,000 to a Company owned by a former officer. The note bears interest at 10% over five years, annual interest payments only and for investment purposes. As of December 31, 2002 the Company had interest receivable for this note of $1,019.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                      NOTES TO FINANCIAL STATEMENTS(CONT'D)
                                DECEMBER 31, 2002
                                DECEMBER 31, 2001
                                DECEMBER 31, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing operating company, a former officer of the Company advanced funds on behalf of the Company to pay for costs incurred by it. As of December 31, 2002 the board of directors and this former officer agreed to convert the advances to a Note payable due in five years. This note is interest free.

NOTE 7 - NOTE PAYABLE

         The Company borrowed $10,260 at 8% interest over five years with interest only payments for investment purposes. As of December 31, 2002 there was accrued interest of $843.00.