Form 10QSB
period 2003-03-31
ASTIR INC
filed 2003-05-12
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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


Indicate by check mark whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 31, 2003 there were 2,500,000 issued and outstanding shares of the Registrant's Common Stock, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

YES [ ]   NO [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ASTIR, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002
                                DECEMBER 31, 2001






                                   ASTIR, INC.


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

                       MARK SHERMAN CPA PROFESSIONAL CORP.
                        601 SOUTH RANCHO DRIVE SUITE D-32
                            LAS VEGAS, NV 89106-4827
                    PHONE (702) 645-6318 FAX: (702) 645-1604


--------------------------------------------------------------------------------

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
Astir, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Astir, Inc.(a Nevada Corporation) as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Astir, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying March 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principals.

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


Mark Sherman CPA Professional Corp

May 6, 2003


                                       ASTIR, INC.
                             ( A Development Stage Company )
                                     BALANCE SHEETS


                                                   Mar 31,       Dec 31,       Dec 31,
                                                    2003          2002          2001
                                         ASSETS
CURRENT ASSETS
         Cash                                     $     87      $    117      $    316
         Interest Receivable                         1,266         1,019          --
                                                  --------      --------      --------
           TOTAL CURRENT ASSETS                   $  1,353      $  1,136      $    316


OTHER ASSETS
      Note Receivable                             $ 10,000      $ 10,000      $      0
                                                  --------      --------      --------

         TOTAL ASSETS                             $ 11,353      $ 11,136      $    316
                                                  ========      ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Officers Advances                        $   --        $   --        $  8,525
         Interest Payable                            1,046           843          --
                                                  --------      --------      --------
           TOTAL CURRENT LIABILITIES              $  1,046      $    843      $  8,525

LONG-TERM LIABILITIES

         Notes Payable                            $ 18,785      $ 18,785      $      0

STOCKHOLDERS' EQUITY
         Common Stock, $.001 par value
         Authorized 50,000,000 shares; issued
         and outstanding $2,500,000 shares        $  2,500      $  2,500      $  2,500

         Additional Paid In Capital               $      0      $      0      $      0

         Deficit Accumulated
         During Development Stage                 ($10,978)     ($10,992)     ($10,709)
                                                  --------      --------      --------

         TOTAL STOCKHOLDERS' EQUITY               ($ 8,478)     ($ 8,492)     ($ 8,209)


                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY            $ 11,353      $ 11,136      $    316
                                                  ========      ========      ========




                     See accompanying notes to financial statements.




                                       ASTIR, INC.
                             ( A Development Stage Company )
                                 STATEMENT OF OPERATIONS


                       Jan 1,2003      Jan 1,2002       Jan 1, 2001    Sep. 21, 1993
                           to              to               to           (inception)
                       Mar 31,2003     Dec 31,2002     Dec 31,2001    to Mar 31, 2003
REVENUES              $         0      $         0     $         0     $         0
                       -----------     -----------     -----------      -----------
  TOTAL REVENUE       $         0      $         0     $         0     $         0


EXPENSES

General and
  Administrative      ($       14)     $       283     $       193     $    10,978
                       -----------     -----------     -----------      -----------
TOTAL EXPENSES        ($       14)     $       283     $       193     $    10,978

NET PROFIT(LOSS)      $        14     ($       283    ($       193)   ($    10,978)
                      ===========     ===========     ===========      ===========

NET PROFIT(LOSS)
PER SHARE            ($      NIL)     ($      NIL)    ($     NIL)     ($       NIL)
                      ===========     ===========     ===========      ===========

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING       2,500,000        2,500,000       2,500,000       2,500,000
                      ===========     ===========     ===========      ===========



                     See accompanying notes to financial statements




                                       ASTIR, INC.
                             ( A Development Stage Company )
                            STATEMENT OF STOCKHOLDERS' EQUITY
                                    DECEMBER 31, 2002


                                    Common Stock                          (Deficit)
                                                                        Accumulated
                                Number                     Additional      During
                                  Of                       Paid In      Development
                                Shares        Amount       Capital         Stage
                               ---------     ---------     ---------     ---------

Balance Dec. 31, 1998          2,500,000     $   2,500     $       0     ($  8,865)

Net (Loss), Dec. 31, 1999           --            --            --       ($    585)
                               ---------     ---------     ---------     ---------

Balance Dec. 31, 1999          2,500,000     $   2,500     $       0     ($  9,450)
Net (Loss), Dec. 31, 2000           --            --            --       ($  1,066)
                               ---------     ---------     ---------     ---------

Balance Dec. 31, 2000          2,500,000     $   2,500     $       0     ($ 10,516)

Net (Loss),  Dec. 31, 2001          --            --            --       ($    193)
                               ---------     ---------     ---------     ---------

Balance Dec. 31, 2001          2,500,000     $   2,500     $       0     ($ 10,709)

Net (Loss), Dec. 31, 2002           --            --            --       ($    283)
                               ---------     ---------     ---------     ---------

Balance, Dec. 31, 2002         2,500,000     $   2,500     $       0     ($ 10,992)
                               ---------     ---------     ---------     ---------

Net income, Mar. 31, 2003           --            --            --       $      14
                               ---------     ---------     ---------     ---------

Balance, Mar. 31, 2003         2,500,000     $   2,500     $       0     ($ 10,978)
                               =========     =========     =========     =========



                     See accompanying notes to financial statements.


                                       ASTIR, INC.
                             ( A Development Stage Company )
                                 STATEMENT OF CASH FLOWS


                                 Jan  1, 2003   Jan 1,2002   Jan 1,2001     Sep 21, 1993
                                      to            to           to        (inception) to
                                 Mar 31, 2003   Dec 31, 2002 Dec 31, 2001   Mar 31, 2003
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                 $     14      ($   283)     ($   193)     ($10,978)

Adjustments to reconcile

net income(loss) to cash
provided by operating
activities:
(Inc) in Interest receivable      ($   247)     ($ 1,019)     $      0      ($ 1,266)
(Dec)Inc in Officers advances     $      0      ($ 8,525)     $    360      $      0
 Inc in Interest Payable          $    203      $  1,103      $      0      $  1,306
NET CASH PROVIDED BY
(USED IN)OPERATING
ACTIVITES                         ($    30)     ($ 8,724)     $    167      ($10,938)

CASH FLOWS FROM
INVESTING
ACTIVITIES                        $      0      $  8,525      ($     0)     $  8,525

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuance of common stock          $      0      $      0      $      0      $  2,500
                                  --------      --------      --------      --------
Net increase
(decrease) in Cash                ($    30)     ($   199)     $    167      $     87

Cash
Beginning of Period               $    117      $    316      $    149      $      0
Cash                                  --            --            --             --
                                  --------      --------      --------      --------
End of Period                     $     87      $    117      $    316      $     87
                                  ========      ========      ========      ========



                     See accompanying notes to financial statements.

                                       ASTIR, INC.
                             ( A Development Stage Company )
                              NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 2003
                                    DECEMBER 31, 2002
                                    DECEMBER 31, 2001

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

NOTE 5 - NOTE RECEIVABLE-The company loaned $10,000 to a Company owned by a former officer. The note bears interest at 10% over five years, annual interest payments only and for investment purposes. As of March 31, 2003 the Company had interest receivable for this note of $1,266.

                                   ASTIR, INC.
                         ( A Development Stage Company )
                      NOTES TO FINANCIAL STATEMENTS(CONT'D)
                                 MARCH 31, 2003
                                DECEMBER 31, 2002
                                DECEMBER 31, 2001

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

NOTE 7 - NOTE PAYABLE

         The Company borrowed $10,260 at 8% interest over five years with interest only payments for investment purposes. As of March 31, 2003 there was accrued interest of $1,046.

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

     12.  Name identification.

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

                                        ASTIR, INC.
                                        (Name of Registrant)


Date: May 8, 2003                        By: /s/ Jorge Melgar
                                            ------------------------------------
                                            JORGE MELGAR
                                            PRESIDENT

                                  CERTIFICATION

     In connection with the Quarterly Report of Astir, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jorge Melgar, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date: May 8, 2003                       /s/ Jorge Melgar
                                        ----------------------------------------
                                        Jorge Melgar
                                        CHIEF EXECUTIVE AND FINANCIAL OFFICER