Form 10QSB
period 2003-06-30
ASTIR INC
filed 2003-09-02
CIK 1081184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-26045
(Commission file number)

Astir, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0306861
(IRS Employer
Identification No.)

8100 West Sahara Ave., Suite 200
Los Vegas, Nevada 89117
(Address of principal executive offices)

(702) 966-0600
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of
June 30, 2003 -	2,500,000 shares of common stock

The common stock of Astir, Inc. is not currently listed on any securities exchange, or quoted on any quotation service. There is currently no public market for the company's stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Astir, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

CERTIFICATION		13

ASTIR, INC.

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

June 30, 2003

March 31, 2003

December 31, 2002

December 31, 2001

Accountant's Review Report

MARK SHERMAN CPA PROFESSIONAL CORP.
601 SOUTH RANCHO DRIVE SUITE D-32
LAS VEGAS, NV 89106-4827
PHONE (702) 645-6318 FAX: (702) 645-1604

Board of Directors
Astir, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Astir, Inc. (a Nevada Corporation) as of June 30, 2003; and the related statements of operations, stockholders’ equity and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Astir, Inc.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principals.

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

Mark Sherman CPA Professional Corp

August 14, 2003

ASTIR, INC.

BALANCE SHEET

	June 30,	March 31,	December 31,	December 31,
	2003	2003	2002	2001
Assets
Current Assets
Cash	$237	$87	$117	$316
Interest receivable	513	1,266	1,019	0
Total Current Assets	750	1,353	1,136	316
Other Assets
Note receivable	$ 10,000	10,000	10,000	0
Total Assets	$ 10,750	$ 11,353	$ 11,136	$ 316

Liabilities and Stockholders' Equity
Current Liabilities
Officer advances	-	-	-	8,525
Interest payable	429	1,046	843	-
Total Current Liabilities	429	1,046	843	8,525
Long-term Liabilities
Notes payable	18,785	18,785	18,785	0
Stockholders' Equity
Common Stock, $.001 par value
Authorized 50,000,000 shares;
Issued and outstanding:
2,500,000 shares	2,500	2,500	2,500	2,500

Additional paid-in capital	0	0	0	0
Deficit accumulated during
	(10,964)	(10,978)	(10,992)	(10,709)
Total Stockholders' Equity	(8,464)	(8,478)	(8,492)	(8,209)
Total Liabilities and
Stockholders' Equity	$ 10,750	$ 11,353	$ 11,136	$ 316

See accompanying notes to financial statements.

ASTIR, INC.

STATEMENT OF OPERATIONS

					Sept 21, 1993
	April 1st	January 1st	January 1st	January 1st	(Inception)
	to	to	to	to	to
	June 30,	March 31st	December 31st	December 31st	June 30th
	2003	2003	2002	2001	2003
REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0
TOTAL REVENUE	0	0	0	0	0

EXPENSES
General and administrative	(14)	(14)	283	193	10,964
TOTAL EXPENSES	(14)	(14)	283	193	10,964

NET PROFIT (LOSS)	$ 14	$ 14	$ (283)	$ (193)	$ (10,964)

NET PROFIT (LOSS) PER SHARE	$ NIL	$ NIL	$ (NIL)	$ (NIL)	$ (NIL)

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING	2,500,000	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements.

ASTIR, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - December 31, 1998	2,500,000	$2,500	$0	$(8,865)

Net (Loss) year ended 12/31/99				$ (585)

Balance - December 31, 1999	2,500,000	$2,500	$0	$(9,450)

Net (Loss) year ended 12/31/00				$ (1,066)

Balance - December 31, 2000	2,500,000	$2,500	$0	$(10,516)

Net (Loss) year ended 12/31/01				$ (193)

Balance - December 31, 2001	2,500,000	$2,500	$0	$(10,709)

Net (Loss) year ended 12/31/02				$ (283)

Balance - December 31, 2002	2,500,000	$2,500	$0	$(10,992)

Net income quarter ended 3/31/03				$ 14

Balance - March 31, 2003	2,500,000	$2,500	$0	$(10,978)

Net income quarter ended 6/30/03				$ 14

Balance - June 30, 2003	2,500,000	$2,500	$0	$(10,964)

See accompanying notes to financial statements.

ASTIR, INC.

STATEMENT OF CASH FLOWS

					Sept 21, 1993
	April 1st	January 1st	January 1st	January 1st	Inception
	to	to	to	to	to
	June 30th	March 31st	December 31st	December 31st	June 30th
	2003	2003	2002	2001	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$14	$ 14	$ (283)	$ (193)	$ (10,964)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Decrease (Increase) in interest receivable	753	(247)	(1,019)	0	(513)
(Decrease) Increase in officers advances	-	0	(8,525)	360	0
(Decrease) Increase in interest payable	(617)	203	1,103	0	689
NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES	150	(30)	(8,724)	167	(10,788)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes payable	0	0	8,525	0	8,525
NET CASH USED IN INVESTING ACTIVITIES	0	0	8,525	0	8,525
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	0	0	0	0	2,500
NET CASH USED IN FINANCING ACTIVITIES	0	0	0	0	2,500

Net increase (decrease) in Cash	$ 150	$ (30)	$ (199)	$ 167	$ 237
Cash - Beginning of Period	$ 87	$ 117	$ 316	$ 149	$ 0
Cash - End of Period	$ 237	$ 87	$ 117	$ 316	$ 237

See accompanying notes to financial statements.

ASTIR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

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

NOTE 2 –ACCOUNTING POLICIES AND PROCEDURES

The Company has not determined its accounting policies and procedures, except as follows:

1.	The Company uses the accrual method of accounting.
2.	Earnings or loss per share is calculated using the number of shares of common stock outstanding as of the balance sheet date.
3.	The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital to keep the Company operating.

NOTE 4 – WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5 - NOTE RECEIVABLE

The Company loaned $10,000 to a Company owned by a former officer. The note bears interest at 10% over five years, annual interest payments only and for investment purposes. As of June 30, 2003 the Company had interest receivable for this note of $513.

NOTE 6 – RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and are not reflected. The officers and directors of the Company are involved in other business opportunities and may, in the future, become involved in another business opportunity. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – OFFICERS ADVANCES

While the Company is seeking additional capital through a merger with an existing operating company, a former officer of the Company advanced funds on behalf of the Company to pay for costs incurred by it. As of December 31, 2002 the board of directors and this former officer agreed to convert the advances to a note payable due in five years. This note is interest free.

NOTE 8 - NOTE PAYABLE

The Company borrowed $10,260 at 8% interest over five years with interest only payments for investment purposes. As of June 30, 2003 there was accrued interest of $429.

ASTIR, INC.

QUARTERLY REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2003

The Company's overall operations for the three-month period ended June 30, 2003 were generally static, yielding a net profit from general and administrative expenses of $14.

Liquidity and Capital Resources

For the Three-Months ended June 30, 2003.

During the three-month period ended June 30, 2003, the Company’s cash position increased by $150; due to a resultant from interest receivables and payables as provided by operating activities.

Management Plan of Operations

Astir, Inc.; in consideration of a lack of any defined revenues, and in the absence of any identified funding to sustain ongoing operations, plans to seek, investigate, and acquire an interest in business opportunities presented by persons or firms desiring the advantages of a publicly held company. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and Astir, Inc. has not identified any specific business opportunity or company for investigation, evaluation or initial negotiations.

Item 3. Controls and Procedures

Astir, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

ASTIR, INC.

QUARTERLY REPORT

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
No legal proceedings were initiated or served upon the company in the quarter ending June 30, 2003.

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during the quarterly reporting period ending June 30, 2003.

Exhibits

Astir, Inc. includes herewith the following exhibit.

99.1	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

ASTIR, INC.

QUARTERLY REPORT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astir, Inc.
By: /s/ Jorge Melgar, President
Jorge Melgar, President
Principal Executive Officer and Principal Accounting Officer

Date: August 15, 2003

ASTIR, INC.

QUARTERLY REPORT

CERTIFICATION

I, Jorge Melgar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Astir, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2003

/s/ Jorge Melgar
- -----------------------------
Jorge Melgar
Principal Executive Officer and Principal Accounting Officer