Form 10QSB
period 2003-09-30
ASTIR INC
filed 2004-01-12
CIK 1081184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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


                          16786 Woodridge Circle
                        Fountain Valley, CA 92708
                   (Address of principal executive offices)

                                  (714) 593-6307
                            (Issuer's Telephone Number)

                                  ASTIR, INC.
                        8100 West Sahara Ave., Suite 200
                             Las Vegas, NV 89117
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

At September 30, 2003, there were 4,000,000 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one): YES [ ]  NO [X]


                                TABLE OF CONTENTS


                                                       Page
                                                       ----

FINANCIAL  STATEMENTS:

     Balance  sheets                                                1

     Statements  of  operations  and  accumulated  deficit          2

     Statement  of  changes  in  stockholders'  equity              3

     Statements  of  cash  flows                                    4

NOTES  TO  FINANCIAL  STATEMENTS                              5  -  7

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To  the  Board  of  Directors  of
Astir,  Inc.:

We have reviewed the accompanying balance sheets of Astir, Inc. (a Development Stage Company incorporated in Nevada) as of September 30, 2003, the related statements of operations and accumulated deficit for the three and nine months then ended and from September 21, 1993 (date of inception), the statement of changes in stockholders' equity from September 21, 1993 (date of inception) to September 30, 2003, and the statements of cash flows for the three and nine months ended September 30, 2003 and from September 21, 1993 (date of inception) to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Astir, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The financial statements for the quarter ended September 30, 2002 were reviewed by other accountants whose report dated November 14, 2002, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     Chavez  &  Koch,  CPA's
November  18,  2003
Henderson,  Nevada


                                   ASTIR, INC.

                                  BALANCE SHEET



                                                        UNAUDITED
                                                        -----------
                                                         9/30/2003    9/30/2002
                                                        -----------  -----------
    ASSETS
------------------------------------------------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $      207   $      147
  Interest Receivable. . . . . . . . . . . . . . . . .         760            -
                                                        -----------  -----------
    Total current assets . . . . . . . . . . . . . . .         967          147
                                                        -----------  -----------

FIXED ASSETS:
  Proprietary Software . . . . . . . . . . . . . . . .      41,500            -
  Software Licenses. . . . . . . . . . . . . . . . . .       6,496            -
  Computer Hardware. . . . . . . . . . . . . . . . . .      19,809            -
  Accumulated depreciation . . . . . . . . . . . . . .           -            -
                                                        -----------  -----------
    Total fixed assets . . . . . . . . . . . . . . . .      67,805            -
                                                        -----------  -----------

OTHER ASSETS:
  Note Receivable. . . . . . . . . . . . . . . . . . .      10,000            -
                                                        -----------  -----------
    Total other assets . . . . . . . . . . . . . . . .      10,000            -
                                                        -----------  -----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   78,772   $      147
                                                        ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------

CURRENT LIABILITIES:
  Interest Payable . . . . . . . . . . . . . . . . . .  $      639   $        -
                                                        -----------  -----------
    Total current liabilities. . . . . . . . . . . . .         639            -
                                                        -----------  -----------

LONG-TERM LIABILIITES
  Note Payable - officer advances. . . . . . . . . . .       8,525        8,525
  Note Payable . . . . . . . . . . . . . . . . . . . .      10,260            -
                                                        -----------  -----------
    Total long term liabilities. . . . . . . . . . . .      18,785        8,525
                                                        -----------  -----------

    Total Liabilities. . . . . . . . . . . . . . . . .      19,424        8,525
                                                        -----------  -----------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
     authorized 4,000,000 and 2,500,000 shares
     issued and outstanding as of 9/30/03 and 9/30/02,
     respectively. . . . . . . . . . . . . . . . . . .       5,000        2,500
  Additional paid-in capital . . . . . . . . . . . . .      65,305            -
  Accumulated deficit during development stage . . . .     (10,957)     (10,878)
                                                        -----------  -----------
    Total stockholders' equity . . . . . . . . . . . .      59,348       (8,378)
                                                        -----------  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   78,772   $      147
                                                        ===========  ===========

                 See accompanying notes to financial statements.


                                   ASTIR, INC.

                             STATEMENT OF OPERATIONS




                                                                UNAUDITED
                                           --------------------
                                                        Three months ended                 Nine months ended      Inception to
                                                      --------------------                 -------------------     -----------
                                                     9/30/2003            9/30/2002       9/30/2003    9/30/2002    9/30/2003
                                           --------------------  -------------------  --------------  -----------  -----------

REVENUES: . . . . . . . . . . . . . . . .  $                 -   $                -   $           -   $        -   $        -
                                           --------------------  -------------------  --------------  -----------  -----------

EXPENSES:
  General and administrative expenses . .                   30                  115              90          169       10,994
  Depreciation expense. . . . . . . . . .                    -                    -               -            -            -
                                           --------------------  -------------------  --------------  -----------  -----------
TOTAL EXPENSES. . . . . . . . . . . . . .                   30                  115              90          169       10,994
                                           --------------------  -------------------  --------------  -----------  -----------

OPERATING LOSS. . . . . . . . . . . . . .                  (30)                (115)            (90)        (169)     (10,994)
                                           --------------------  -------------------  --------------  -----------  -----------

Other income (expense):
  Interest income . . . . . . . . . . . .                  247                    -             741            -          247
  Interest expense. . . . . . . . . . . .                 (210)                   -            (616)           -         (210)
                                           --------------------  -------------------  --------------  -----------  -----------
TOTAL OTHER INCOME (EXPENSE). . . . . . .                   37                    -             125            -           37
                                           --------------------  -------------------  --------------  -----------  -----------

NET LOSS. . . . . . . . . . . . . . . . .                    7                 (115)             35         (169)     (10,957)
                                           --------------------  -------------------  --------------  -----------  -----------

Accumulated deficit, beginning of period.              (10,964)             (10,763)        (10,992)     (10,709)           -


Accumulated deficit, end of period. . . .  $           (10,957)  $          (10,878)  $     (10,957)  $  (10,878)  $  (10,957)
                                           ====================  ===================  ==============  ===========  ===========

Weighted average number
  of shares outstanding . . . . . . . . .            2,461,957            2,500,000       2,487,179    2,500,000    2,499,044
                                           ====================  ===================  ==============  ===========  ===========

Net loss per basic shares . . . . . . . .  $              0.00   $            (0.00)  $        0.00   $    (0.00)  $    (0.00)
                                           ====================  ===================  ==============  ===========  ===========

                 See accompanying notes to financial statements.


                                        ASTIR, INC.
                              STATEMENT OF RETAINED EARNINGS


                                                       UNAUDITED
                                                      -----------
                                   Additional   Accumulated   Total
                                   Common       Paid-in       Deficit During   Stockholders'
                                   Shares       Stock         Capital          Dev. Stage       Equity
                                   -----------  ------------  ---------------  ---------------  --------
Balance December 31, 1999
---------------------------------
Stock Issued for Cash 10/20/1993.   2,500,000   $      2,500  $             -  $       (9,450)  $(6,950)

Net income (loss)
---------------------------------
December 31, 2000 . . . . . . . .           -              -                -          (1,066)   (1,066)
                                   -----------  ------------  ---------------  ---------------  --------

Balance December 2000 . . . . . .   2,500,000          2,500                -         (10,516)   (8,016)
---------------------------------  -----------

Net income (loss)
---------------------------------
December 31, 2001 . . . . . . . .           -              -                -            (193)     (193)
                                   -----------  ------------  ---------------  ---------------  --------

Balance December 2001 . . . . . .   2,500,000          2,500                -         (10,709)   (8,209)
---------------------------------  -----------

Net income (loss)
December 31, 2002 . . . . . . . .           -              -                -            (283)     (283)
                                   -----------  ------------  ---------------  ---------------  --------

Balance December 2002 . . . . . .   2,500,000          2,500                -         (10,992)     (283)
---------------------------------  -----------

Reverse Stock Split 3:5
---------------------------------
September 25, 2003. . . . . . . .  (1,000,000)             -                -               -         -

Stock Issued for Fixed Assets
---------------------------------
September 30, 2003. . . . . . . .   2,500,000          2,500           65,305               0    67,805

Net income (loss)
---------------------------------
September 30, 2003. . . . . . . .           -              -                -              35        35
                                   -----------  ------------  ---------------  ---------------  --------

Balance September 2003. . . . . .   4,000,000   $      5,000  $        65,305  $      (10,957)  $59,348
---------------------------------  -----------  ============  ===============  ===============  ========

                 See accompanying notes to financial statements.

                                   ASTIR, INC.

                             STATEMENT OF CASH FLOWS






                                              UNAUDITED
                                              --------------------
                                              Three months ended    Nine months ended    Inception to
                                                        9/30/2003            9/30/2002       9/30/2003    9/30/2002    9/30/2003
                                              --------------------  -------------------  --------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . .  $                 7   $             (115)  $          35   $     (169)  $  (10,957)
  Adjustments to reconcile
    net loss with net cash
     used in operating activites:
  (Increase) in Interest Receivable. . . . .                 (247)                   -             260            -         (760)
  Decrease in Interest Payable . . . . . . .                  210                    -            (205)           -          899
      Depreciation and amortization. . . . .                    -                    -               -            -            -
                                              --------------------  -------------------  --------------  -----------  -----------
NET CASH USED IN OPERATING ACTIVITIES. . . .                  (30)                (115)             90         (169)     (10,818)
                                              --------------------  -------------------  --------------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Fixed Assets. . . . . . . .                    -                    -               -            -
                                              --------------------  -------------------  --------------  -----------
NET CASH USED IN INVESTING ACTIVITIES. . . .                    -                    -               -            -            -
                                              --------------------  -------------------  --------------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note Payable . . . . . . . . . . . . . . .                    -                    -               -            -        8,525
  Proceeds from issuance of capital stock. .                    -                    -               -            -        2,500
  Retained Earnings. . . . . . . . . . . . .                    -                    -               -            -            -
                                              --------------------  -------------------  --------------  -----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES. .                    -                    -               -            -       11,025
                                              --------------------  -------------------  --------------  -----------  -----------

NET INCREASE (DECREASE)  IN CASH . . . . . .                  (30)                (115)             90         (169)         207

CASH, BEGINNING OF PERIOD. . . . . . . . . .                  237                  262             117          316            -
                                              --------------------  -------------------  --------------  -----------  -----------

CASH, END OF PERIOD. . . . . . . . . . . . .  $               207   $              147   $         207   $      147   $      207
                                              ====================  ===================  ==============  ===========  ===========

Supplemental disclosures:
  Interest paid. . . . . . . . . . . . . . .  $               210   $                -   $         210   $        -   $      210
                                              ====================  ===================  ==============  ===========  ===========
  Taxes paid . . . . . . . . . . . . . . . .  $                 -   $                -   $           -   $        -   $        -
                                              ====================  ===================  ==============  ===========  ===========

Noncash Investing and Financing Activities
  Purchase of fixed assets through issuances
    2,500,000 shares of common stock . . . .  $            67,805   $                -   $      67,805   $        -   $   67,805
                                              ====================  ===================  ==============  ===========  ===========


                 See accompanying notes to financial statements.

                                   ASTIR, INC.

                             STATEMENT OF OPERATIONS


                                           UNAUDITED
                                           --------------
      3 Months Ended. . . . . . . . . . .  Inception to    Inception to
-----------------------------------------  --------------  --------------
                                               9/30/2003       6/30/2003    9/30/2003
                                           --------------  --------------  -----------

REVENUES: . . . . . . . . . . . . . . . .  $           -   $           -   $        -
                                           --------------  --------------  -----------

EXPENSES:
  General and administrative expenses . .             30          10,994       10,994
  Depreciation expense. . . . . . . . . .          8,575               -        8,575
                                           --------------  --------------  -----------
TOTAL EXPENSES. . . . . . . . . . . . . .          8,605          10,994       19,569
                                           --------------  --------------  -----------

OPERATING LOSS. . . . . . . . . . . . . .         (8,605)        (10,994)     (19,569)
                                           --------------  --------------  -----------

Other income (expense):
  Interest income . . . . . . . . . . . .            110               -          110
  Interest expense. . . . . . . . . . . .           (210)              -         (210)
                                           --------------  --------------  -----------
TOTAL OTHER INCOME (EXPENSE). . . . . . .           (100)              -         (100)
                                           --------------  --------------  -----------

NET LOSS. . . . . . . . . . . . . . . . .         (8,705)        (10,994)     (19,669)
                                           --------------  --------------  -----------

Accumulated deficit, beginning of period.        (10,964)              -            -


Accumulated deficit, end of period. . . .  $     (19,669)  $     (10,994)  $  (19,669)
                                           ==============  ==============  ===========

Weighted average number
  of shares outstanding . . . . . . . . .      4,510,870       2,500,000    2,550,936
                                           ==============  ==============  ===========

Net loss per basic shares . . . . . . . .  $       (0.00)  $       (0.00)  $    (0.01)
                                           ==============  ==============  ===========

                 See accompanying notes to financial statements.



                                       -2-




                                   ASTIR, INC.
                                   -----------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                            AS OF SEPTEMBER 30, 2003
                            ------------------------










                                   ASTIR, INC.

                          REVIEWED FINANCIAL STATEMENTS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                    UNAUDITED


NOTE  1  -  BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


NOTE  2  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

The Company was organized on September 21, 1993 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with SFAS #7 is considered a development stage company.

On October 20, 1993, the Company issued 2,500,000 shares of $0.001 par value common stock for $2,500 in cash.

On July 22, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 3,000,000 common shares to 50,000,000 common shares. The par value of the common stock was unchanged at $0.001 per share.

On September 25, 2003, the Company effected a reverse stock split 3:5. This reduced the outstanding shares from 2,500,000 to 1,500,000 shares.

On September 30, 2003, the Company issued an additional 2,500,000 shares of stock to acquire fixed assets. (See Note 8.)

NOTE  3  -  EARNINGS  PER  SHARE

Earnings  per  share  is  calculated  based  on  weighted  average  shares.

NOTE  4  -  GOING  CONCERN

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

The Company loaned $10,000 to a Company owned by a former officer. The note bears interest at 10% over five years, annual interest payments only and for investment purposes. As of September 30, 2003 the Company had interest receivable for this note of $760.

NOTE  6  -  RELATED  PARTY  TRANSACTION

The Company neither owns nor leases any real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and are not reflected.

The officers and directors of the Company are involved in other business opportunities and may, in the future, become involved in another business opportunity. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, a former officer of the Company advanced funds on behalf of the Company to pay for costs incurred by it. As of December 31, 2002 the board of directors and this former officer agreed to convert the advances toa note payable due in five years. This note is interest free.

NOTE  7  -  NOTE  PAYABLE

The Company borrowed $10,260 at 8% interest over five years with interest only check payments for investment purposes. As of September 30, 2003 there was Accrued interest of $632.

NOTE  8  -  STOCK  ISSUANCE  FOR  ASSET  ACQUISITION

On September 30, 2003, the Company issued an additional 2,500,000 shares of stock to acquire all the fixed assets of Mark Seeley, dba Zow Graphics Online. The value of the fixed assets was $67,805. The common stock issued had a par value of $2,500. Additional paid in capital was increased by $65,305.

NOTE  9  -  CHANGE  OF  CONTROL

Of the 2,500,000 shares issued to Mark Seeley, dba Zow Graphics Online, Mark Seeley (individual) retained 1,855,000 shares. Mark Seeley's interest represents 46% of the outstanding shares, establishing a change of control in the company.

NOTE  10  -  SUBSEQUENT  EVENTS

Subsequent to September 30, 2003, a former officer agreed to assume the Company's note payable (see Note 7) in exchange for relief of debt (see Note 5).

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  OVERVIEW

We anticipate that our primary source of revenue will come from the sale of Internet storage space, web hosting and advertisement space. We recently entered into an Asset Purchase Agreement with Zow Graphics Online ("Zow") to purchase Zow's assets for 2,500,000 shares of the Company's common stock. Zow Graphics provides interactive web hosting and design services and has a large client base which we believe will complement our operations.

Zow Graphics, a sole proprietorship which was started in 1995, is owned by Marc Seely, our CEO, President and one of our directors. We intend to be a leading provider of customized websites and web-based business planning Applications and Internet advertising space that allow our customers to conduct business more efficiently using the utility of Internet. We believe that by offering a library of e-commerce business solutions, our business customers can easily access web-based tools, such as online catalogs, and applications that manage inventory, forecast sales and schedule resources, thereby increasing their profitability. We have not generated any revenues to date.

We  plan  to  design  customized  websites,  offering  the  following  features:

- up to 150 MB of disk space;
- 10 GB of data transfer per month;
- unlimited pop e-mail accounts with a web mail site administrator; and
- encryption methods for security of user files.

We also intend to provide users with domain listings, yearly domain name renewal services, an infinite number of pages for their website, search engine submission, banner creation, and statistical software.

On September 25, 2003, the Company effected a 3 to 5 stock split. The accompanying financial statements have been restated to reflect the stock split for all periods presented.

RESULTS  OF  OPERATIONS

REVENUES.

The Company earned no revenues for the nine month period ended September 30, 2003 and earned no revenues during the same period for the previous year. The Company has no operations since August of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.

Administrative expenses have stayed the same for the nine month period ending September 30, 2003, compared to the same periods in 2002. This is primarily due to the fact that the Company has not had sustained operations since inception and has only recently purchased assets from Zow Graphics Online, and we anticipate our general operating expenses will increase due to additional travel and possible consulting fees and professional fees due to the Asset Purchase Agreement.

NET INCOME (LOSS)

We had a net income of $7 and $35 for the for the three and nine months periods ended September 30, 2003 as compared to a net loss of ($115) and ($169) for the three and nine month periods ended September 30, 2003

BASIC AND DILUTED LOSS PER SHARE

Our basic and diluted loss per share for the quarter ended September 30, 2003 was $.00 as compared to $.00 for the quarter ended September 30, 2002

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003 we had cash of $207 and a working capital deficit of $10,964 as compared to cash of $147 and a working capital deficit of $10,763 for the nine month period ended September 30, 2003

Funds used in operations for the nine month period ended September 30, 2003 were $30 compared to fund used in operations of $115 for the nine month period ended September 30, 2003


ASSETS  AND  LIABILITIES.

As of September 30, 2003, the Company has assets of approximately $78,772, compared to $147 as of September 30, 2002. The increase of approximately $78,625 was primarily due to the Asset Purchase Agreement signed with Zow Graphics Online.

The Company's current liabilities increased from $0 as of September 30, 2002 to approximately $639 as of September 30, 2003. This was due to an increase in interest payable on September 30, 2003.

STATEMENT  ON  FORWARD-LOOKING  INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statement relating to anticipated performance and financing sources. Any forward-looking statement made by the Company necessarily is based upon a number of estimates and assumptions that, while considered reasonable by the Company, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and subject to change. Actual results of the Company's operations may vary materially form any forward-looking statement made by or on behalf of the Company. Forward-looking statements should not be regarded as a representation by the Company or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, those relating to dependence on existing management, Internet regulation, leverage and debt service, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

ITEM III Controls and Procedures

a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

As of September 1, 2003 the Company has made significant changes in management and board members. Marc Seely will act as President and Chairman of the Board of Directors, Douglas J. Hanson as Secretary and Director, Joseph Vezeau as Treasurer and Director, Dan Spaulding as Director, and John Thompson as Director.


PART  II  -  OTHER  INFORMATION

Item  1. Legal Proceedings.

None.

Item  2.Changes in Securities

We issued 2,500,000 shares of common stock valued at .001 on September 30, 2003 for the Asset Purchase Agreement with Zow.

On September, 25, 2003, the Company effected a 3 to 5 stock split. The accompanying financial statements have been restated to reflect the stock split for all periods presented.

Item 3.  Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

Exhibit
No.       Description
---       -----------
3.1  Articles  of Incorporation of Astir, Inc. (Incorporated by reference from
     Exhibit 3.1 of  Form  10SB12G/A  filed  May 12, 1999).
3.2 Bylaws of Astir, Inc. (Incorporated by reference from Exhibit 3.2 of Form 10SB12G/A filed May 12, 1999).

10.1 Asset Purchase Agreement between the Company and Zow Graphics Online dated September 30, 2003.

(b)  Reports  on  Form  8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIR,  INC.
(Name  of  Registrant)

Date:  January 9,  2004      By:  /s/ Mark Seely
                                    --------------------
                                    Marc Seely
                                    Chief Executive Officer and Chairman


CERTIFICATION

In connection with the Quarterly Report of Astir, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),I, Kevin Ryan Chief Executive Officer and Chairman of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

                                            /s/
Date:  January 9, 2004                   -----------------
                                            Marc Seely
                                            Chief Executive Officer and Chairman

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I,  Marc Seely ,  certify  that:

1.   I  have reviewed this third quarter report on Form 10Q of Astir, Inc.;

2. Based on my knowledge, this third quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this third quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this third quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, September 30, 2003 and for, the periods presented in this third quarter report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this third quarter report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this third quarter report ( September 30, 2003); and c) presented in this third quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the September 30, 2003;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarter report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  Janurary 9,  2004

/s/  Mark Seely
     -----------
     Marc Seely
     Chief Executive Officer and Chairman