Form 10KSB
period 2003-12-31
ZOW INC
filed 2004-04-14
CIK 1081184

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549


                                   FORM  10-KSB






(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                       -----------------

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934   For  the  transition  period  from          to
                                                           --------  ----------

Commission  File  Number:  000-49862

                                  Zow,  Inc.
                                  ------------
             (Exact  name  of  registrant  as  specified  in  its  charter)
Nevada                                                               88-0306861
-  ------
----------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation  or  organization)

16786  Woodridge  Circle,  Fountain  Valley,  CA                     92708
-  --------------------------------------------------------------
-----------------
(Address  of principal executive offices)                             (Zip Code)

                                 (714)  593.6307
                                 --------------
              (Registrant's  Telephone  Number,  Including  Area  Code)


Securities  registered  under  Section  12(b)  of  the  Act:


Title of each class registered:       Name of each exchange on which registered:
-  -------------------------------
------------------------------------------

            None                                        None
            ----                                        ----

Securities  registered  under  Section  12(g)  of  the  Act:

                  Common  Stock,  Par  Value  $.001
                  -----------------------------
                         (Title  of  Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $13,800.

As of December 31, 2003 there were 4,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional  Small  Business  Disclosure  format  (check  one):

                            Yes  (  )         No   (X)

                                     PART  I

Item  1.  Description  of  Business.
-  --------------------------------

Our Background. We were incorporated in Nevada on October 20, 1993 as Astir Inc. On January 26, 2004, we changed our name to Zow, Inc.

Our Business. We intend to be a provider of customized websites and web-based business planning applications and Internet advertising space that allow our customers to conduct business more efficiently using the utility of Internet. To date, we have only generated $13,800 in revenues and we do not have any employees, other than our current officers and directors. We believe that by offering a library of e-commerce business solutions, our business customers can easily access web-based tools, such as online catalogs, and applications that manage inventory, forecast sales and schedule resources, thereby increasing their profitability. We also plan to design customized websites targeting each customer's unique users, offering the following features:

     o    150  MB  of  disk  space;
     o    10  GB  of  data  transfer  per  month;
     o    unlimited  pop  e-mail  accounts  with  a web mail site administrator;
     o    encryption  methods  for  security  of  user  files;
     o    domain  name  listings  and  annual  name  renewal  service;
     o    flexibility  in  number  of  website  pages;
     o    submission  to search engines to optimize placement in search results;
     o    customized  banners;  and
     o    statistical  software,  tracking  number  of  visits  to  the  site.

We anticipate that our primary source of revenue will come from the sale of web-based business planning solutions, web-hosting through the use of ColdFusion, ASP and SQL hosting. Other revenue sources include both dedicated server and shared (virtual) environments. In addition, corporate Intranet programming, web site design and technology consulting services.

We believe our products and services will offer business customers a unique combination of online business planning solutions and targeted advertising, tailored to the needs of entrepreneurial and multi-national companies, hospitality services and small- to medium-size businesses. As businesses become increasingly multi-national and more "virtual" in nature, we expect that e-commerce capabilities will require more than e-mail and traditional networks. We anticipate, for example, that our products will allow personal digital assistant, or PDA, users to check and manage inventory, schedules, or sales forecasts from any location. We anticipate that our library of web-based e-commerce tools will help any business that sells products, manages inventory, schedules allocation of resources, or makes sales forecasts.

We believe these functions are important to business users of the Internet who seek new forms of communications to facilitate both the types of content and the ability to remotely access that content. We believe our market has characteristics and benefits similar to the growth and adoption of the Internet-based email market. We believe that the current potential market for e-commerce business planning solutions, website design and hosting and Internet advertising services applications is extremely large. We intend to target business users who can utilize the Internet and e-commerce applications to streamline their operations and increase profitability. We will attempt to attract a diverse customer base to drive multiple streams of revenue for our proposed strategic partners and us.


Our Industry. We believe that the e-commerce industry will grow in the coming years, and that companies already have significant data to process and manipulate, whether it be online orders, or managing operational data, such as forecasts, inventories, resource allocation. We anticipate that many businesses faced with the shortcomings of traditional solutions to technology infrastructure challenges will outsource technology functions to application service providers. Application service providers enable businesses to gain access to the latest technologies without increasing expenditures for technical personnel and equipment. We believe a significant market opportunity exists for application service providers offering Internet-based data storage and management services that allow small and medium-sized businesses in particular as well as hospitality services and multi-national business users to protect, store, access and share their critical computerized information at any time and from any location. Additionally, web-based advertising is becoming crucial to companies relying on their Internet presence for success. An Internet presence is nearly mandatory for any new or emerging business, as well as any business that hopes to participate in e-commerce today. Web site advertising has proven successful through many other Internet ventures.

Proposed Website. We anticipate that our proposed website, located at www.Zow.com, will initially be developed as our Internet corporate presence. We plan to use our website for marketing our proposed library of business application software, as well as our banner advertising services, data storage, and website design and hosting services.

Our Services. We also propose to offer website design, web hosting and advertisement services. Our proposed web storage service will allow users to easily store and share files and information. Our services are accessible only to registered users, who are initially allotted 40 megabytes of memory upon registration. Users may increase their designated storage capacity by purchasing additional units of storage space. Unlike other providers of Internet storage space, we propose to offer our own web design and hosting services.

We have designed our services to be secure by encrypting data prior to transmission, maintaining the data in encrypted form at our data centers and returning it to the user in encrypted form. Our systems are reliable because we have designed them with multiple redundancies. Our services are easy to use because they have a simple Windows-based interface and run automatically each day with minimal user effort. Our services are cost-effective because users can implement them without any hardware, additional software or technical personnel. In addition, we have designed our systems to scale to accommodate millions of simultaneous users.

We also propose to sell advertising space in the form of banner advertising. Under our model of banner advertising sales, the amount of banner advertisement space available will be directly correlated with the number of page views our site receives.

Our Business Strategy. Our objective is to become a market leader in providing website solutions for business customers, by not only designing and hosting tailored websites, but also featuring a veritable library of e-commerce business solutions, such as inventory management, sales forecasting and resource scheduling to three primary target groups: entrepreneurial and multi-national companies; hospitality services; and small businesses.

To  achieve  this  objective,  we  intend  to:

     o strengthen our co-marketing programs with existing marketing partners and develop new relationships with other industry-leading companies;
     o increase awareness of the Zow brand to position ourselves as a leading provider of web design, hosting and advertising services;
     o introduce web-based business planning applications on our proprietary technology to address the evolving needs of small and medium-sized businesses;
     o    continue  to  invest  in  developing  new  technologies  and services;
     o establish new, state-of-the-art data centers that will enhance the security and reliability of our solutions; and
     o pursue strategic acquisitions to broaden our offerings, expand our technology platform and capitalize on consolidation opportunities in our market.


Additional  Revenue  Sources.

Banner Advertising: We anticipate that banner advertising will be a major source of our revenues. The amount of banner advertisement space available is, in this instance, directly correlated with the number of page views a site receives. If the site receives one million page requests on a given day, then one million banner advertisement spaces would be available to sell. Advertisers purchase banner advertisements in blocks of one thousand. The cost of each block of one thousand is referred to as the cost-per-thousand impressions, or CPMs. Advertising space will cost between $25.00-$60.00 per CPM, depending on size, traffic volume, and location on the site. That calculates to between $0.025 and $0.06 per advertisement banner. It should be noted that standard advertising rates for banners are currently $30 and up, thus we have the strong potential undercutting ability in our initial advertising sales.

Sponsorships: We also plan to sell sponsorships on websites we design or host. Branded content sponsorship is analogous to the "brought to you by" model used on television or radio. Companies will often want to sponsor a specific section of a site. For example, a computer manufacturer could potentially be a "site sponsor" of ours. Thus, the phrase "Presented by ABC Computers" would be written above or below the title, ZOW, INC. appearing on a website. The computer manufacturer would benefit by associating their brand with a high-quality Internet service. Usually, branded content sponsorship arrangements are based on long-term, renewable contracts.

Affiliate Programs Transaction Fees: We also anticipate collection transaction fees as a source of revenue. At this time, search engines structure deals earning between 10-20% of every sale precipitated through their site. For example, many search engines feature the Amazon.com logo and a link that reads, "Related Books," in a different section of their site. If a user were to click on that link and purchase a book, the search engine would earn 15% of the price of the book. We believe that 15% is standard fee for Amazon.com. Although these partnership arrangements have failed to yield significant revenue thus far, we hope that e-commerce will flourish over the next few years, making them an important additional source of revenue.

Up-front Fees: We will also offer advertising partners the option of paying an up-front fee to be featured on our site for an agreed upon duration. Under this arrangement, we will feature the company's logo and a direct link to their web site in a specific area of the site. Often, up-front payments for an arrangement of this sort are very large. Recently, a large pharmaceutical company paid America On-Line $20 million to be the exclusive partner in its Health Care section for three years.

Growth Strategy. We intend to be a leading provider of website design and hosting, as well as the provider of a unique library of web-based business planning applications, and the source of advertising with the largest base of active users. We plan to achieve this growth, build our Zow brand and grow our revenues through the following:

     o    develop  our  customer  base  to  drive  multiple  revenue  streams;
     o target and expand strategic partnerships with highly trafficked websites with attractive user demographics;
     o enable our strategic partners to create and manage new and enhanced applications that utilize our Zow library of business solution products and web-based advertising services;
     o work in conjunction with strategic partners to enable multiple mobile devices to utilize our Zow products and services;
     o private label our Zow library of business solution products and Internet banner advertising services to business-to-business websites; and
     o pursue international expansion through localized Zow business solution products and web-based advertising services.

Advertising and marketing. We intend to implement an advertising and co-marketing campaign to increase awareness of the Zow brand and to acquire new users and expand and strengthen our strategic relationships. Our target market primarily consists of entrepreneurial and multinational companies, hospitality services, as well as small- to medium-size companies. Our marketing and advertising efforts will be targeted at these groups.


We will seek to maximize the value of our e-commerce business solution products by creating vertically integrated services by including secondary services such as web-hosting and web-banner advertising services. We will conduct sponsorships and other promotional activities geared towards our primary target market by soliciting "site sponsors," engaging in co-marketing activities and contemporaneous service and product launches. These sponsorship and promotional activities will build our brand image and increase our presence in the market while offering a return benefit to the sponsor.

Competition. We are a start up company and therefore we primarily compete with small firms that offer similar products to our products. The web-based design and hosting, advertising industries and e-commerce business planning tool industries are very competitive and extremely fragmented. We compete directly with other companies and businesses that have developed and are in the process of developing platforms for Internet based business planning applications, as well as those that offer Internet advertising. We intend to compete by providing personal service with free technical support for needs other than our services that we provide. We also intend to compete by providing extended services beyond basic web hosting, including secure server, database applications, conferencing services and intranet development and maintenance.

Many of these competitors have greater financial and other resources, and more experience in research and development, than us. We cannot guaranty that other products, which are functionally equivalent or similar to our products, are not marketed or will not be marketed. For example, semicustomwebsites and other companies do provide some elements of our product offering, though none provide the user the encryption security or combination of online business solutions such as inventory management, sales forecasting or scheduling the way we do.

Government Regulation. Online commerce is new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are relatively new and evolving. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted to address issues such as user privacy, pricing, content, copyrights, distribution, antitrust matters and the quality of products and services. The adoption of these laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website and could otherwise harm our business. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. Most of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. New laws applicable to the Internet may impose substantial burdens on companies conducting online commerce. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws in the United States and abroad.

Taxing authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes. The adoption of any of these laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our products and services and increase costs. To date, we have not spent significant resources on lobbying or related government affairs issues, but we may need to do so in the future.

Intellectual Property. We may rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot guaranty that our intellectual property will be successfully protected, or if protected, that it will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued on substantially the same basis as the claims we seek, if at all. We cannot guaranty that others will not develop technologies that are similar or superior to our technology or design around the intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

We  currently  own  the  web  domain  name  www.Zow.com  and  www.Zowinc.com  .
                                            -----------       --------------
Currently, governmental agencies such as the U.S. Department of Commerce and their designees such as ICANN regulate the acquisition and maintenance of domain names. Others may obtain domain names which are similar to ours, which could cause confusion among web users trying to locate our site. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to ours. The acquisition of similar domain names by third parties could cause confusion among web users attempting to locate our site and could decrease the value of our name and the use of our site.

Our Research and Development. We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 31, 2004, we have no employees other than our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified technical and managerial personnel.

Facilities. Our administrative offices are located at 17218 Beach Boulevard, Huntington Beach, California, 92647. We have a month to month lease and the rent is $250 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item  2.  Description  of  Property.
-  ---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

=============================  ====================  ==========================
        Property                December  31,  2003          December  31,  2002
-  ----------------------------- -------------------- --------------------------
Cash                                       $17                    $107
-  ----------------------------- -------------------- --------------------------
Property  and  Equipment,  net                $64,359                $0
=============================  ====================  ==========================

Our Facilities. Our headquarters are located at 16786 Woodridge Circle, Fountain Valley, CA 92708. We have a month to month lease and the rent is $1000 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item  3.  Legal  Proceedings.
-  --------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders
-  -----------------------------------------------------------

Not  applicable.

                                     PART  II

Item  5.  Market  Price  for  Common  Equity  and  Related  Stockholder Matters.
-  ------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.


Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 31, 2004, our stock has not been traded on this market.

We are authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2003, 4,000,000 shares of our common stock were issued and outstanding.


There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a  toll-free  telephone  number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the  bid  and  offer  quotations  for  the  penny  stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-  -----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.



CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


Management's Discussion and Analysis of Financial Condition and Results of Operations
-  --------------------------------------------------------------------------

For  the  year  ended  December  31,  2003, compared, through December 31, 2002.

Liquidity and Capital Resources. At December 31, 2003 we have cash of $17 and other receivables of $3,095 resulting in our total current assets of $3,112 as of December 31, 2003. We also had $64,350 in property and equipment, resulting in our total assets of $67,462. At December 31, 2002, where we had cash of $117 and, $1,019 in interest receivables resulting in our total current assets of $1,136. We also had $10,000 in a note receivable resulting in total assets of $11,136. At December 31, 2003 we had accounts payable of $1,628 and accrued liabilities of $2,676 resulting in total liabilities of $4,304 we also had a note payable-officers of $8,525 resulting in total liabilities of $12,829. At December 31, 2002 we had interest payable of $1,103 resulting in total liabilities of $1,103, we also had a note payable-officers of $8,525 and note payable of $10,000 resulting in total liabilities of $19,628.


Results  of  Operations.

Revenues. For the year ended December 31, 2003, we generated $13,800 in revenues.
We hope to increase our revenues when we are able to offer our products and services by means of our website.


Operating Expenses. For the year ended December 31, 2003, our total expenses were $18,744, which were represented by $15,289 in general, administrative expenses, $3,455 in depreciation expenses, interest income of $880, and interest expense of $616. Therefore, our net loss for the year ended December 31, 2003 was $4,680. This is in comparison to December 31, 2002, where we had a net loss of $199.

Our Plan of Operation for the Next Twelve Months. We have only generated $13,800 in revenues from our operations as of December 31, 2003. To effectuate our business plan during the next twelve months, we must continue to develop our internet presence, market our products and services and develop our brand image. We believe that we will be able to increase the revenues we generate after the development of our website is complete. Any revenues generated will be used to expand our service offerings.

We have cash of $17 as of December 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our monthly cash requirements are approximately $6,000 per month. We believe that those costs will remain consistent over the next twelve months because we do not intend to hire any more employees over the next twelve months. We believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 1,885,000 shares of our common stock, which equals approximately 47.005% of our outstanding common stock.
We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Any additional capital contributed by our management would be contributed without any consideration. However, our officers and directors are not committed to contribute additional capital.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item  7.  Financial  Statements

The financial statements required by Item 7 are presented in the following order:



                                        9
                                    ZOW, INC.
                                    ---------

                          AUDITED FINANCIAL STATEMENTS
                          ----------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------



                                    CONTENTS
                                    --------



INDEPENDENT  AUDITORS'  REPORT

FINANCIAL  STATEMENTS:

     Balance  sheets                                                1

     Statements  of  operations  and  accumulated  deficit          2

     Statement  of  changes  in  stockholders'  equity              3

     Statements  of  cash  flows                                    4

NOTES  TO  FINANCIAL  STATEMENTS                              5  -  8

                                Zow, Inc
                          Consolidated   Balance Sheet
                     For Years Ended December 31, 2002 and 2003



                                                          12/31/2003    12/31/2002
                                                         ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        17   $       117
  Accounts receivable . . . . . . . . . . . . . . . . .        3,095             -
  Interest receivable . . . . . . . . . . . . . . . . .            -         1,019
                                                         ------------  ------------
    Total current assets. . . . . . . . . . . . . . . .        3,112         1,136
                                                         ------------  ------------

FIXED ASSETS:
  Software. . . . . . . . . . . . . . . . . . . . . . .       41,500             -
  Software licenses . . . . . . . . . . . . . . . . . .        6,496             -
  Computer hardware . . . . . . . . . . . . . . . . . .       19,809             -
                                                         ------------  ------------
    Total fixed assets. . . . . . . . . . . . . . . . .       67,805             -
  Accumulated depreciation. . . . . . . . . . . . . . .       (3,455)            -
                                                         ------------  ------------
    Fixed assets, net . . . . . . . . . . . . . . . . .       64,350             -
                                                         ------------  ------------

OTHER ASSETS:
  Note receivable . . . . . . . . . . . . . . . . . . .            -        10,000
                                                         ------------  ------------
    Total other assets. . . . . . . . . . . . . . . . .            -        10,000
                                                         ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $    67,462   $    11,136
                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . .  $     1,628   $         -
  Accrued liabilities . . . . . . . . . . . . . . . . .        2,676             -
  Interest payable. . . . . . . . . . . . . . . . . . .            -         1,103
                                                         ------------  ------------
    Total current liabilities . . . . . . . . . . . . .        4,304         1,103
                                                         ------------  ------------

LONG-TERM LIABILIITES
  Notes payable - officers. . . . . . . . . . . . . . .        8,525         8,525
  Note payable. . . . . . . . . . . . . . . . . . . . .            -        10,000
                                                         ------------  ------------
    Total long term liabilities . . . . . . . . . . . .        8,525        18,525
                                                         ------------  ------------

    Total Liabilities . . . . . . . . . . . . . . . . .       12,829        19,628
                                                         ------------  ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized 4,000,000 and 1,500,000 shares
    issued and outstanding as of 12/31/03 and 12/31/02,
    respectively. . . . . . . . . . . . . . . . . . . .        4,000         1,500
  Additional paid-in capital. . . . . . . . . . . . . .       66,305         1,000
  Accumulated deficit . . . . . . . . . . . . . . . . .      (15,672)      (10,992)
                                                         ------------  ------------
    Total stockholders' equity. . . . . . . . . . . . .       54,633        (8,492)
                                                         ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $    67,462   $    11,136
                                                         ============  ============

                              Zow, Inc.
                         Statement of Operations
               For Years Ended December 31, 2002 and 2003



                                                                    Inception to
                                         12/31/2003    12/31/2002      12/31/2003
                                        ------------  ------------  --------------

REVENUES:. . . . . . . . . . . . . . .  $    13,800   $         -   $      13,800
                                        ------------  ------------  --------------

EXPENSES:
  General and administrative expenses.       15,289           199          26,197
  Depreciation expense . . . . . . . .        3,455             -           3,455
                                        ------------  ------------  --------------
TOTAL EXPENSES . . . . . . . . . . . .       18,744           199          29,652
                                        ------------  ------------  --------------

OPERATING LOSS . . . . . . . . . . . .       (4,944)         (199)        (15,852)
                                        ------------  ------------  --------------

Other income (expense):
  Interest income. . . . . . . . . . .          880         1,019           1,899
  Interest expense . . . . . . . . . .         (616)       (1,103)         (1,719)
                                        ------------  ------------  --------------
TOTAL OTHER INCOME (EXPENSE) . . . . .          264           (84)            180
                                        ------------  ------------  --------------

NET LOSS . . . . . . . . . . . . . . .  $    (4,680)  $      (283)  $     (15,672)
                                        ============  ============  ==============

Weighted average number
  of shares outstanding. . . . . . . .    1,701,313     1,500,000       1,524,109
                                        ============  ============  ==============

Net loss per basic shares. . . . . . .  $     (0.00)  $     (0.00)  $       (0.01)
                                        ============  ============  ==============


                                       Zow, Inc.
                             Statement of Stockholder's Equity
                             For Year Ended December 31, 2003

                                                       Additional                  Total
                                              Common   Paid-in      Accumulated    Stockholders'
                                   Shares     Stock    Capital      Deficit        Equity
                                   ---------  -------  -----------  -------------  ---------------
Balance December 31, 1999

Stock Issued for Cash 10/20/1993.  1,500,000  $ 1,500  $     1,000  $     (9,450)  $       (6,950)

Net income (loss)

December 31, 2000 . . . . . . . .          -        -            -        (1,066)          (1,066)
                                   ---------  -------  -----------  -------------  ---------------

Balance December 2000 . . . . . .  1,500,000    1,500        1,000       (10,516)          (8,016)


Net income (loss)

December 31, 2001 . . . . . . . .          -        -            -          (193)            (193)
                                   ---------  -------  -----------  -------------  ---------------

Balance December 2001 . . . . . .  1,500,000    1,500        1,000       (10,709)          (8,209)


Net income (loss)
December 31, 2002 . . . . . . . .          -        -            -          (283)            (283)
                                   ---------  -------  -----------  -------------  ---------------

Balance December 2002 . . . . . .  1,500,000    1,500        1,000       (10,992)          (8,492)


Stock Issued for Fixed Assets

September 30, 2003. . . . . . . .  2,500,000    2,500       65,305             -           67,805

Net income (loss)

December 31, 2003 . . . . . . . .          -        -            -        (4,680)          (4,680)
                                   ---------  -------  -----------  -------------  ---------------

Balance December 31, 2003 . . . .  4,000,000  $ 4,000  $    66,305  $    (15,672)  $       54,633
                                   =========  =======  ===========  =============  ===============


                                     Zow, Inc.
                            Statement of Cash Flows
                     For Years Ended December 31, 2002 and 2003

                                                                                       Inception to
                                                  12/31/2003         12/31/2002           12/31/2003
                                                 ------------       ------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . .  $    (4,680)       $      (283)       $     (15,672)
  Adjustments to reconcile net loss to net cash
     used in operating activites:
  Depreciation and amortization . . . . . . . .        3,455                  -                3,455
  (Increase)/decrease in:
    Accounts receivable . . . . . . . . . . . .       (3,095)                 -               (3,095)
    Interest Receivable . . . . . . . . . . . .        1,019             (1,019)                   -
  Increase/(decrease) in:
    Accounts payable. . . . . . . . . . . . . .        1,628                  -                1,628
    Accrued liabilities . . . . . . . . . . . .        2,676                  -                2,676
    Interest Payable. . . . . . . . . . . . . .       (1,103)             1,103                    -
                                                 ------------       ------------       --------------
NET CASH USED IN OPERATING ACTIVITIES . . . . .         (100)              (199)             (11,008)
                                                 ------------       ------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable . . . . . . . . . . . . . . .            -                  -                    -
    Notes payable - officers. . . . . . . . . .            -                  -                8,525
    Proceeds from issuance of capital stock . .            -                  -                2,500
                                                 ------------       ------------       --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . .            -                  -               11,025
                                                 ------------       ------------       --------------

NET INCREASE (DECREASE)  IN CASH. . . . . . . .         (100)              (199)                  17

CASH, BEGINNING OF PERIOD . . . . . . . . . . .          117                316                    -
                                                 ------------       ------------       --------------

CASH, END OF PERIOD . . . . . . . . . . . . . .  $        17        $       117        $          17
                                                 ============       ============       ==============

Supplemental disclosures:
  Interest paid . . . . . . . . . . . . . . . .  $       820        $         -        $         820
                                                 ============       ============       ==============
  Taxes paid. . . . . . . . . . . . . . . . . .  $         -        $         -        $           -
                                                 ============       ============       ==============

Noncash Investing and Financing Activities
  Purchase of fixed assets through issuances
    2,500,000 shares of common stock. . . . . .  $    67,805        $         -        $      67,805
                                                 ============       ============       ==============




                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  of
Zow,  Inc.:

We have audited the accompanying balance sheets of Zow, Inc. (a Nevada Corporation) as of December 31, 2003 and 2002 and the related statements of operations and accumulated deficit, cash flows, and changes in stockholders' equity from inception (September 21, 1993) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zow, Inc. as of December 31, 2003 and 2002, and the result of its operations and its cash flows for the years then ended and from inception (September 21, 1993) to December 31, 2003 in accordance with generally accepted accounting principles in the United States of America.

Chavez  &  Koch,  CPA's
April  6,  2004
Henderson,  Nevada




NOTE  1  -  HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

The Company was organized on September 21, 1993 under the laws of the State of Nevada. The Company is a provider of customized websites, web-based planning applications and Internet advertising space.

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

On  January 26, 2004, the Company changed its name from Astir, Inc. to Zow, Inc.


NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

The  significant  accounting  policies  are  summarized  as  follows:

Cash  and  cash  equivalents
----------------------------

For purposes of balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three
(3)  months  or  less  to  be  cash  equivalents.

Accounting  estimates
---------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounts  receivable
--------------------

The Company extends credit to its customers as part of its normal business operations.

The Company monitors all receivables, especially those balances over sixty (60) days past due. Balances are written off only when all reasonable collection efforts have been exhausted. Management must approve all write-offs of customer balances. There were no bad debt write-offs for the years ended December 31, 2003 and 2002.

Property  and  equipment
------------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for computer hardware, software and software licenses. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

Revenue  recognition
--------------------

The Company is retained to provide web application services. Revenue is recognized upon completion of service.

Income  taxes
-------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings  Per  Share  Calculations
----------------------------------

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 1,701,313, 1,500,000 and 1,524,109 for the years ended December 31, 2003 and 2002 and from inception (September 21, 1993) to December 31, 2003, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

Advertising
-----------
Advertising costs are to be expensed when incurred. There were no advertising costs from inception (September 21, 1993) to December 31, 2003.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

In April 2003, the FASB issued Financial Accounting Standards Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS
149  to  have  material  impact  on  its  financial  statements.

In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.


NOTE  3  -  RELATED  PARTY  TRANSACTION

A former officer of the Company advanced funds on behalf of the Company to pay for costs incurred by the Company. As of December 31, 2002 the board of directors and this former officer agreed to convert the advances to a note payable due in five years. The balance of the note is $8,525 at December 31, 2003 and 2002. This note is interest free.


NOTE  4  -  STOCK  ISSUANCE  FOR  ASSET  ACQUISITION

On September 30, 2003, the Company issued an additional 2,500,000 shares of stock to acquire all the fixed assets of Mark Seeley, dba Zow Graphics Online. The value of the fixed assets was $67,805. The common stock issued had a par value of $2,500. Additional paid in capital was increased by $65,305.


NOTE  5  -  CHANGE  OF  CONTROL

Of the 2,500,000 shares issued to Mark Seeley, dba Zow Graphics Online, Mark Seeley (individual) retained 1,855,000 shares. Mark Seeley's interest represents 46% of the outstanding shares, establishing a change of control in the company.


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

As of January 1, 2004, the Company is a party to month-to-month leases with respect to its administrative offices and corporate headquarters. The monthly payments under these leases is $1,250.

                                  ZOW,  INC.
                          (A  Development  Stage  Company)


Item  8.  Changes  in  and  Disagreements  with  Accountants.
-     -------------------------------------------------------

The company's previous accounting firm is no longer in the business of doing "SEC" work. On November 5, 2003, The company retained Chavez & Koch, CPA's, Ltd. As their new accountants.


November  19,  2003

Board  of  Directors
Astir,  Inc.
1855  East  Valley  Parkway  211E
Escondido,  CA  92027

To  Whom  It  May  Concern:

This letter shall serve as my resignation as independent public accountant of Astir, Inc. as of today; however, no work has been performed since August 14, 2003 by my firm and I disclaim any opinion with respect to any information since that time. No issues existed with regard to fees and no disagreements or conflicts with regard to Generally Accepted Accounting Principles.


Very  Truly  Yours,


Mark  Sherman



                                    PART  III

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons.
-  -----------------------------------------------------------------------

Executive  Officers  and  Directors.

Our directors and principal executive officers are as specified on the following table:

================== =============== ===========================================
Name                    Age        Position
- ---------------- --------------- -------------------------------------------
Marc Seely               35        President, Director
- ---------------- --------------- -------------------------------------------
Doug J. Hanson           52        Secretary, Director
- ---------------- --------------- -------------------------------------------
Joseph Vezeau            35        Treasurer, Director
- ---------------- --------------- -------------------------------------------
Dan Spaulding            41        Director
- ---------------- --------------- -------------------------------------------
John Thompson            65        Director
================== =============== ===========================================

MARC  SEELY, (35), CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER.

Mr. Seely, founder of Zow Graphics Online "Zow", has been with the company since 1995. Prior to Zow, Mr. Seely held positions as lead designer Al Lewis Marketing and graphic designer at HKM Productions. He was responsible for the development of all sales and marketing, designer of post production materials and video imaging, as well as principally designing and implementing the use of databases to track sales and maximize efficiency. Mr. Seely holds many certifications, including: Macromedia Certified Professional, Allaire Certified Cold Fusion Developer.

DOUGLAS  J.  HANSON,  (52),  DIRECTOR,  CHIEF  FINANCIAL  OFFICER  AND SECRETARY

Mr. Hanson has over twenty years experience in accounting, consulting, payroll, auditing and taxation. With a BA degree in Accounting from Michigan State University in 1974, he began his accounting career in 1981 with Touche Ross & Co, San Diego. He received certification in 1984. From 1987 through 1991, Mr. Hanson worked in private industry, at two Credit Unions, as Accounting Manager and Controller. Then in 1991, he began, and currently maintains his own accounting practice. Mr. Hanson is also currently on the Board of Directors and Vice President of Finance for Interfaith Community Services a very large health and welfare charitable organization. He joined the Astir/Zow team in 2003.

JOSEPH  VEZEAU,  (35),  DIRECTOR  AND  TREASURER

Mr. Vezeau is a Cisco Certified Network Associate proficient in designing, implementing, installing, troubleshooting and maintaining of LAN and WAN networks. He has over 7 years of experience in Network Technology and Website Development. He has certifications in CCNP,CCDA, and MCSE as well as working knowledge of over 35 different networks. He is currently a consultant for Racer X, supervising the configuration and assembly of computer systems and networks as well as designing, implementing, installing and maintaining the company's various networks. Mr. Vezeau has been with Zow since 2002.

DAN  SPAULDING,  (41)  DIRECTOR

Mr. Spaulding has been providing automated solutions to many companies throughout his 20 year career. He has expert knowledge of many software and hardware technologies and has combined this with over 20 years of graphic design and multimedia experience to offer advantages to businesses he partners with. Mr. Spaulding has been a distinctive speaker at four "NeoCon World Trade Fairs" on "Applying Internet Technology to Business Processes". He has earned a first and second place in the Hallmark National Fine Arts Competition as well as several other art related awards. As a Technical Architect for SBC, he is helping to guide SBC's Intranet technology into the 21st century.

JOHN  THOMPSON,  (65),  DIRECTOR

Mr. Thompson has over 40 years experience in sales and marketing. After a sales and sales management career in the 1960's and early 70's, he used his experience to become a "turn around" specialist. In the late 70's and 80's, he guided several companies with long term debt and unprofitable status to becoming very profitable with no long term debt. In the 1990's, he raised the capital to start his own company which was able to provide an investment return multiple of 400% before selling the company and retiring. In 1998 he left retirement for one more "turn around". Mr. Thompson used his knowledge and expertise to take another company from struggling to survive, to profits in excess of $2 million annually, by quadrupling sales, and at the same time erasing all long term debt. Mr. Thompson has been with the company since 2003.


Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.


                                       24



Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item  10.  Executive  Compensation
-  ---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our president and our other executive officers during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.


================================== ======== ============== ============= ======================= =======================
Name and Principal Position          Year      Annual        Bonus ($)        Other Annual       All Other Compensation
                                              Salary ($)                    Compensation ($)
- -------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Marc Seely -     president              2003     $60,000           None               None                    None
- -------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Doug J. Hanson - secretary              2003        None           None               None                    None
- -------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Joeseph Vezeau - treasurer              2003        None           None               None                    None
- -------------------------------- -------- -------------- ------------- ----------------------- -----------------------
Dan Spaulding  - director               2003        None           None               None                    None
- -------------------------------- -------- -------------- ------------- ----------------------- -----------------------
John Thompson  - director               2003        None           None               None                    None
================================== ======== ============== ============= ======================= =======================

Compensation of Directors. Directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We anticipate that we will enter into employment contracts with Marc Seely, although we do not currently know the terms of those employment agreements. Additionally, we have not negotiated, either in writing or verbally, any specific terms or conditions of such employment agreements. We anticipate that we will negotiate employment agreements with Mr. Seely when, and if, we begin earning sufficient revenue to justify making such commitments.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
-  -------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.


                                       25

======================= =======================
Title of Class          Name and Address of Beneficial Owner   Amount and Nature of Beneficial Owner     Percent of Class
- --------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Marc Seely                                       1,865,000 shares                      47%
                        16786 Woodridge Cir. Fountain                    President, Director
                        Valley, CA 92708
- --------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Doug J. Hanson                                    0 shares                              0%
                        16786 Woodridge Cir. Fountain                    Secretary, Director
                        Valley, CA 92708
- --------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            Joeseph Vezaeu                                  10,000 shares                         .0025%
                        16786 Woodridge Cir. Fountain                   Treasurer, Director
                        Valley, CA 92708
- --------------------- -------------------------------------- -------------------------------------- -----------------------
-
Common Stock            Dan Spaulding                                    10,000 shares                        .0025%
                        16786 Woodridge Cir. Fountain                    Director
                        Valley, CA 92708
- --------------------- -------------------------------------- -------------------------------------- -----------------------
-
Common Stock            John Thompson                                    0 shares                               0%
                        16786 Woodridge Cir. Fountain                    Director
                        Valley, CA 92708
- --------------------- -------------------------------------- -------------------------------------- -----------------------
Common Stock            All officers and directors                       6,000,000 shares                     47.005%
                        as a group
======================= ======================================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item  12.  Certain  Relationships  and  Related  Transactions.
-  ---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:


During the period ending December 31, 2003, Marc Seely, was paid compensation of $7,104 for services, which included developing the server network and maintaining it. Mr. Seely had also previously provided office space to us at no charge.


With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose  such  transactions  in  prospectus  where  required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain  disinterested  directors'  consent;  and
     o    obtain  shareholder  consent  where  required.


                                       26



Item  13.  Exhibits  and  Reports  on  Form  8-K
-  -------------------------------------------

(a)  Exhibit  No.
-  ---------------

3.1                        Articles  of  Incorporation*

3.2                        Bylaws*

31.1                       Section  906 Certification by Chief Executive Officer

31.2                       Section  906 Certification by Chief Financial Officer

32.1                       Section 906 Certification by Chief Executive Officer

32.2                       Section  906 Certification by Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on February 22, 2002.

(b)  Reports  on  Form  8-K
-  ------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

ITEM  14.  CONTROLS  AND  PROCEDURES.
         ------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                       27




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Fountain Valley, California, on April 14, 2004.

                                  Zow,  Inc.
                                  a  Nevada  corporation


                                  By:      /s/  Marc  Seely
                                           ------------------------------------
                                           Marc  Seely
                                  Its:     principal  executive  officer
                                           president  and  a  director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/  Marc  Seely                                       April  14,  2004
         --------------------------------------------
         Marc  Seely
Its:     Principal  Executive  Officer
         President  and  a  Director

By:      /s/  Doug  J.  Hanson                                  April  14,  2004
         --------------------------------------------
         Doug  J.  Hanson
Its:     Principal  Accounting  Officer
         Secretary  and  a  Director

By:      /s/  Joeseph  Veaeau                                   April  14,  2004
         --------------------------------------------
         Joeseph  Veaeau
Its:     Treasurer  and  a  Director


By:      /s/  Dan  Spaulding                                    April  14,  2004
         --------------------------------------------
         Dan  Spaulding
Its:     Director



By:      /s/  John  Thompson                                    April  14,  2004
         --------------------------------------------
         John  Thompson
Its:     Director



                                       28