Form 10QSB
period 2004-03-31
ZOW INC
filed 2004-05-24
CIK 1081184

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                  FORM  10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION  FILE  NUMBER:  000-26045

                                Zow,  INC.
        (Exact  name  of  small  business  issuer  as  specified in its charter)

                Nevada                                         88-0306861
      (State  or  other  jurisdiction  of                       (IRS  Employer
     incorporation  or  organization)                      Identification  No.)

                                    ZOW Inc.
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

At March 31, 2003, there were 4,000,000 shares issued and outstanding of the Registrant's Common Stock, $.001 par value.

Transitional  Small  Business  Disclosure  Format  (check  one): YES [ ]  NO [X]




                                    CONTENTS
                                    --------



INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT

FINANCIAL  STATEMENTS:

     Balance  sheets                                                1

     Statements  of  operations  and  accumulated  deficit          2

     Statement  of  changes  in  stockholders'  equity              3

     Statements  of  cash  flows                                    4

NOTES  TO  FINANCIAL  STATEMENTS                                    5



                                  ZOW, INC.
                                BALANCE SHEET


                                                        3/31/2004    12/31/2003
                                                       -----------  ------------
                                   ASSETS
             -----------------------------------------------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $    3,916   $        17
  Accounts receivable . . . . . . . . . . . . . . . .       6,960         3,095
                                                       -----------  ------------
    Total current assets. . . . . . . . . . . . . . .      10,876         3,112
                                                       -----------  ------------

FIXED ASSETS:
  Software. . . . . . . . . . . . . . . . . . . . . .      41,500        41,500
  Software licenses . . . . . . . . . . . . . . . . .       6,496         6,496
  Computer hardware . . . . . . . . . . . . . . . . .      19,809        19,809
                                                       -----------  ------------
    Total fixed assets. . . . . . . . . . . . . . . .      67,805        67,805
  Accumulated depreciation. . . . . . . . . . . . . .      (6,827)       (3,455)
                                                       -----------  ------------
    Fixed assets, net . . . . . . . . . . . . . . . .      60,978        64,350
                                                       -----------  ------------


TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $   71,854   $    67,462
                                                       ===========  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
             -----------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . .  $        -   $     1,628
  Accrued liabilities . . . . . . . . . . . . . . . .       6,356         2,676
                                                       -----------  ------------
    Total current liabilities . . . . . . . . . . . .       6,356         4,304
                                                       -----------  ------------

LONG-TERM LIABILIITES
  Notes payable - officers. . . . . . . . . . . . . .       8,525         8,525
                                                       -----------  ------------
    Total long term liabilities . . . . . . . . . . .       8,525         8,525
                                                       -----------  ------------

    Total Liabilities . . . . . . . . . . . . . . . .      14,881        12,829
                                                       -----------  ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 50,000,000 shares
   authorized 4,000,000 shares issued and outstanding
   as of 3/31/04 and 12/31/03 . . . . . . . . . . . .       4,000         4,000
  Additional paid-in capital. . . . . . . . . . . . .      66,305        66,305
  Accumulated deficit . . . . . . . . . . . . . . . .     (13,332)      (15,672)
                                                       -----------  ------------
    Total stockholders' equity. . . . . . . . . . . .      56,973        54,633
                                                       -----------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $   71,854   $    67,462
                                                       ===========  ============




                                ZOW, INC.
                        STATEMENT OF OPERATIONS


                                                                 Inception to
                                         3/31/2004   3/31/2003       3/31/2004
                                        ----------  -----------  --------------

REVENUES:. . . . . . . . . . . . . . .  $   19,225  $        -   $      33,025
                                        ----------  -----------  --------------

EXPENSES:
  General and administrative expenses.      13,513          30          39,710
  Depreciation expense . . . . . . . .       3,372           -           6,827
                                        ----------  -----------  --------------
TOTAL EXPENSES . . . . . . . . . . . .      16,885          30          46,537
                                        ----------  -----------  --------------

OPERATING LOSS . . . . . . . . . . . .       2,340         (30)        (13,512)
                                        ----------  -----------  --------------

Other income (expense):
  Interest income. . . . . . . . . . .           -         247           1,899
  Interest expense . . . . . . . . . .           -        (203)         (1,719)
                                        ----------  -----------  --------------
TOTAL OTHER INCOME (EXPENSE) . . . . .           -          44             180
                                        ----------  -----------  --------------

NET INCOME (LOSS). . . . . . . . . . .  $    2,340  $       14   $     (13,332)
                                        ==========  ===========  ==============

Weighted average number
  of shares outstanding. . . . . . . .   4,000,000   1,500,000       1,545,773
                                        ==========  ===========  ==============

Net income (loss) per basic shares . .  $     0.00  $     0.00   $       (0.01)
                                        ==========  ===========  ==============




                                    ZOW, INC.
                          STATEMENT OF RETAINED EARNINGS

                                                                 Additional                            Total
                                                   Common        Paid-in           Accumulated         Stockholders'
                                   Shares          Stock         Capital           Deficit             Equity
                                   ---------       -------       -----------       -------------       ---------------
Balance December 31, 1999
---------------------------------
Stock Issued for Cash 10/20/1993.  1,500,000       $ 1,500       $     1,000       $     (9,450)       $       (6,950)

Net income (loss)
---------------------------------
December 31, 2000 . . . . . . . .          -             -                 -             (1,066)               (1,066)
                                   ---------       -------       -----------       -------------       ---------------

Balance December 2000 . . . . . .  1,500,000         1,500             1,000            (10,516)               (8,016)
---------------------------------

Net income (loss)
---------------------------------
December 31, 2001 . . . . . . . .          -             -                 -               (193)                 (193)
                                   ---------       -------       -----------       -------------       ---------------

Balance December 2001 . . . . . .  1,500,000         1,500             1,000            (10,709)               (8,209)
---------------------------------

Net income (loss)
December 31, 2002 . . . . . . . .          -             -                 -               (283)                 (283)
                                   ---------       -------       -----------       -------------       ---------------

Balance December 2002 . . . . . .  1,500,000         1,500             1,000            (10,992)               (8,492)
---------------------------------

Stock Issued for Fixed Assets
---------------------------------
September 30, 2003. . . . . . . .  2,500,000         2,500            65,305                  -                67,805

Net income (loss)
---------------------------------
December 31, 2003 . . . . . . . .          -             -                 -             (4,680)               (4,680)
                                   ---------       -------       -----------       -------------       ---------------

Balance December 31, 2003 . . . .  4,000,000       $ 4,000       $    66,305       $    (15,672)       $       54,633
---------------------------------

Net income (loss)
---------------------------------
March 31, 2004. . . . . . . . . .          -             -                 -              2,340                 2,340
                                   ---------       -------       -----------       -------------       ---------------

Balance March 31, 2004. . . . . .  4,000,000       $ 4,000       $    66,305       $    (13,332)       $       56,973
---------------------------------  =========       =======       ===========       =============       ===============



                                          ZOW, INC.
                                   STATEMENT OF CASH FLOWS




                                                                                     Inception to
                                                  3/31/2004         3/31/2003            3/31/2004
                                                 -----------       -----------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . .  $    2,340     #  $       14     #  $     (13,332)
  Adjustments to reconcile net loss to net cash
    used in operating activites:
  Depreciation and amortization . . . . . . . .       3,372                 -                6,827
  (Increase)/decrease in:
    Accounts receivable . . . . . . . . . . . .      (3,865)                -               (6,960)
    Interest Receivable . . . . . . . . . . . .           -              (247)                   -
  Increase/(decrease) in:
    Accounts payable. . . . . . . . . . . . . .      (1,628)                -                    -
    Accrued liabilities . . . . . . . . . . . .       3,680                 -                6,356
    Interest Payable. . . . . . . . . . . . . .           -               203                    -
                                                 -----------       -----------       --------------
NET CASH USED IN OPERATING ACTIVITIES . . . . .       3,899               (30)              (7,109)
                                                 -----------       -----------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable - officers. . . . . . . . . . .           -                 -                8,525
  Proceeds from issuance of capital stock . . .           -                 -                2,500
                                                 -----------       -----------       --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . .           -                 -               11,025
                                                 -----------       -----------       --------------

NET INCREASE (DECREASE)  IN CASH. . . . . . . .       3,899               (30)               3,916

CASH, BEGINNING OF PERIOD . . . . . . . . . . .          17               117                    -
                                                 -----------       -----------       --------------

CASH, END OF PERIOD . . . . . . . . . . . . . .  $    3,916        $       87        $       3,916
                                                 ===========       ===========       ==============

Supplemental disclosures:
  Interest paid . . . . . . . . . . . . . . . .  $        -        $        -        $         820
                                                 ===========       ===========       ==============
  Taxes paid. . . . . . . . . . . . . . . . . .  $        -        $        -        $           -
                                                 ===========       ===========       ==============

Noncash Investing and Financing Activities
  Purchase of fixed assets through issuances
    2,500,000 shares of common stock. . . . . .  $        -        $        -        $      67,805
                                                 ===========       ===========       ==============











                                    ZOW, INC.
                                    ---------

                          REVIEWED FINANCIAL STATEMENTS
                          -----------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------

                                    UNAUDITED
                                    ---------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To  the  Board  of  Directors  of
Zow,  Inc.:

We have reviewed the accompanying balance sheets of Zow, Inc. (A Nevada corporation) as of March 31, 2004 and 2003, the related statements of operations and accumulated deficit for the three months then ended and from September 21, 1993 (date of inception), the statement of changes in stockholders' equity from September 21, 1993 (date of inception) to March 31, 2004, and the statements of cash flows for the three months ended March 31, 2004 and 2003 and from September 21, 1993 (date of inception) to March 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Zow, Inc.

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





Chavez  &  Koch,  CPA's
May  22,  2004
Henderson,  Nevada

                                    ZOW, INC.
                                    ---------
                          (A Development Stage Company)
                          -----------------------------
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                    -----------------------------------------
                              AS OF MARCH 31, 2004
                              --------------------


NOTE  1  -  BASIS  OF  PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.


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



ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL  OVERVIEW

We  anticipate  that  our  primary  source of revenue will come from the sale of
Camera  installation  and  set  up,  Internet  storage  space,  web  hosting and advertisement space. We recently entered into an Asset Purchase Agreement with Zow Graphics Online ("Zow") to purchase Zow's assets for 2,500,000 shares of the Company's common stock. Zow Graphics provides interactive web hosting and design services and has a large client base which we believe will complement our operations.

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

We  plan  to  design  customized  websites,  offering  the  following  features:

-  -  up  to  150  MB  of  disk  space;
-  -  10  GB  of  data  transfer  per  month;
-  -  unlimited  pop  e-mail  accounts  with  a web mail site administrator; and
-  -  encryption  methods  for  security  of  user  files.

We also intend to provide users with domain listings, yearly domain name renewal services, an infinite number of pages for their website, search engine submission, banner creation, and statistical software.


RESULTS  OF  OPERATIONS

REVENUES.

The Company earned $19,225 revenues for the three month period ended March 31, 2004 and earned no revenues during the same period for the previous year.

GENERAL  AND  ADMINISTRATIVE  EXPENSES.

Administrative expenses are $13,513 for the three month period ending March 31, 2004, compared to the $27 for same periods in 2003.

NET  INCOME  (LOSS)

We had a net income of $5,712 for the three month period ended March 31, 2004 as compared to a net loss of ($27) three month period ended March 31, 2003

BASIC  AND  DILUTED  LOSS  PER  SHARE

Our  basic  and  diluted  per  share  for  the  quarter  ended  March  31,  2004 was  $.001  as  compared  to  $.00  for  the  quarter  ended  March  31,  2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2004 we had cash of $3,916 and a working capital deficit of $4,520 as compared to cash of $289 and a working capital deficit of $10,763 for the three month period ended March 31, 2003

Funds used in operations for the three month period ended March 31, 2004 were $13,513 compared to fund used in operations of $27 for the 3 month period ended March 31, 2003

ASSETS  AND  LIABILITIES.

As of March 31, 2004, the Company has assets of approximately $75,225, compared to $289 as of March 31, 2003.

The Company's current liabilities decreased from $8,525 as of March 31, 2003 to approximately $6,356 as of March 31, 2004.

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

None.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

None.

Item  2.Changes  in  Securities

None.

Item  3.  Default  upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None.

Item  5.  Other  Information.

None.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTIR,  INC.
(Name  of  Registrant)

Date:  May  24,  2004      By:  /s/  Mark  Seely
                                    --------------------
                                    Marc  Seely
                                    Chief  Executive  Officer  and  Chairman